Form 10-K
period 1999-12-31
KEYSPAN GAS EAST CORP
filed 2000-04-14
CIK 1103100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the period from January 1, 1999 to December 31, 1999

                       Commission File Number 333-92003-01

                          KEYSPAN GAS EAST CORPORATION
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                            11-3434848
(State or other jurisdiction of incorporation                  (I.R.S. employer
 or organization)                                           identification no.)

        175 EAST OLD COUNTRY ROAD, HICKSVILLE, NEW YORK                11801
           (Address of principal executive offices)                  (Zip code)



                                 (631) 755-6650
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
                                (Title of class)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                                 (Title of class)
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes.X   No.__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2000

          All common stock, 100 shares, are held by KeySpan Corporation

         The registrant  meets the  conditions set forth in General  Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


                       DOCUMENTS INCORPORATED BY REFERENCE



                          KEYSPAN GAS EAST CORPORATION
                       D/B/A BROOKLYN UNION OF LONG ISLAND
                               INDEX TO FORM 10-K

                                                                                                                  Page
                                                                                                                  ----
                                                            PART I
Item 1.          Business................................................................................          1

Item 2.          Properties..............................................................................         11

Item 3.          Legal Proceedings.......................................................................         11

Item 4.          Submission of Matters to a Vote of Security Holders.....................................         11


                                                            PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters                            11

Item 6.          Selected Financial Data.................................................................         11

Item 7.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...........................................................................         12

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk..............................         21

Item 8.          Financial Statements....................................................................         23

Item 9.          Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure....................................................................         48

                                                           PART III

Item 10.         Directors and Executive Officers of the Registrant......................................         48

Item 11.         Executive Compensation..................................................................         48

Item 12.         Security Ownership of Certain Beneficial Owners and Management                                   48

Item 13.         Certain Relationships and Related Transactions..........................................         48

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................         48

                                     PART I

ITEM 1.  BUSINESS

KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island (the "Company") is a wholly owned subsidiary of KeySpan Corporation d/b/a KeySpan Energy (the "Parent"), the successor to the Long Island Lighting Company ("LILCO"), as a result of a transaction with the Long Island Power Authority ("LIPA") (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). The Company was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO immediately prior to the LIPA Transaction. Prior thereto, the Company was included as part of LILCO's gas and electric operations. (See Note 8, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Parent".) The Company provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County and owns substantially all of the gas distribution assets formerly owned by LILCO.

In 1998, the Company changed its fiscal year end from March 31 to December 31. For financial reporting purposes, financial statements included, or incorporated by reference, herein for the period ending December 31, 1998 are for the nine months then ended. Unless otherwise specified, other information contained in
Part I hereof, for the periods ended December 31, 1998 and 1997 reflect a full twelve month period.

Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to the Company's future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the Securities and Exchange Commission ("SEC"). For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see

"Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" contained herein.

The Company's principal executive office is located at 175 East Old Country Road, Hicksville, New York 11801 and its telephone number is (631) 755-6650.

THE COMPANY
OVERVIEW
The Company sells, distributes and transports natural gas in a service territory of approximately 1,233 square miles on Long Island. The Company owns and operates gas distribution, transmission and storage systems that consist of approximately 6,348 miles of distribution pipelines, 331 miles of transmission pipelines and a gas storage facility. The Company serves approximately 478,000 customers, of which approximately 426,000 or 89%, are residential. Gas is offered for sale to residential customers on a "firm" basis, and to commercial and industrial customers on a "firm" or "interruptible" basis. "Firm" service is offered to customers under schedules or contracts which anticipate no interruptions, whereas "interruptible" service is offered to customers under schedules or contracts which anticipate and permit interruption on short notice, generally in peak-load seasons. Gas is available at any time of the year on an interruptible basis, if the supply is sufficient and the supply system is adequate. The Company also participates in the interstate markets by releasing pipeline capacity or bundling pipeline capacity with gas for "off-system" sales. An "off-system" customer consumes gas at facilities located outside the Company's service territories, by connecting to the Company's facilities or one of its transporter's facilities, at a point of delivery agreed to by the Company and the customer. The Company purchases its natural gas for sale to its customers under long-term supply contracts and short-term spot contracts. Such gas is transported under both firm and interruptible transportation contracts. In addition, the Company has commitments for the provision of gas storage capability and peaking supplies.

For the year ended December 31, 1999, gas revenues were $637.1 million, and operating income was $115.1 million.

The Company's operations can be significantly affected by seasonal weather conditions. Traditionally, annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. However, the Company's gas utility tariff contains a weather normalization adjustment that provides for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs, if any) during a heating season due to variations from normal weather.

SALES AND DISTRIBUTION
Gas sales and revenues for 1999 by class of customer are set forth below:


                                                               Sales                 Revenues                  Revenues
Customer                                                       (MDTH)            (thousands of $)            (% of Total)
-----------------------------------------------------      --------------      ---------------------     ---------------------

FIRM
Residential Heating..................................              35,348      $             339,643                     53.31
Residential Non-Heating..............................               2,828                     39,599                      6.22
Commercial/Industrial................................              17,330                    128,493                     20.17
                                                           --------------      ---------------------     ---------------------
Total Firm...........................................              55,506                    507,735                     79.70
                                                           --------------      ---------------------     ---------------------
Firm Transportation..................................               5,121                     10,429                      1.64
Transportation - Electric Generation.................              82,503                     15,150                      2.38
                                                           --------------      ---------------------     ---------------------
Total Firm Transportation............................              87,624                     25,579                      4.02
                                                           --------------      ---------------------     ---------------------
  Total Firm Gas Sales and Transportation............             143,130                    533,314                     83.72
INTERRUPTIBLE........................................               9,327                     32,825                      5.15
OFF-SYSTEM SALES.....................................              13,962                     31,833                      4.99
TRANSPORTATION.......................................               1,470                      6,351                      1.00
                                                           --------------      ---------------------     ---------------------
  Total Gas Sales and Transportation.................             167,889                    604,323                     94.86
OTHER RETAIL SERVICES................................                 N/A                     32,765                      5.14
                                                           --------------      ---------------------     ---------------------
  Total Sales and Revenues*..........................             167,889      $             637,088                    100.00
                                                           ==============      =====================     =====================

-----------------------
*Excludes lost and unaccounted for gas.


Set  forth  below  is  information   concerning  certain  operating   statistics
applicable to the Company for the twelve months ended December 31:


                                                                  1999                   1998                  1997
                                                           ------------------      -----------------     -----------------
Revenues ($000)......................................              637,088                628,528               667,157
Net Income ($000)....................................               41,517                 34,373  *             41,198
Firm Gas Sales and Transportation (MDTH).............               60,627                 55,118                65,385
Transportation - Electric Generation (MDTH)..........               82,503                 40,614                     -
Other Deliveries (MDTH)..............................               24,759                 28,353                19,280
Residential heating customers........................              269,000                260,000               255,000
Degree Days, Cooler (Warmer) than Normal %...........               (10.0)                 (17.5)                   0.2
Capital Expenditures ($000)..........................              102,007                 74,583                79,187

-----------------------
*Excludes non-recurring and special charges associated with the LIPA Transaction and KeySpan acquisition. - An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.

The Company sells gas to its firm gas customers at the Company's cost for such gas, plus a charge designed to recover the costs of distribution (including a return of and a return on invested capital). The Company shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from off-system sales and, in addition, credits its firm gas customers net revenues from on-system interruptible gas sales, thereby reducing its rates to these firm customers.

The yearly variations in firm gas sales and transportation quantities is due, primarily, to variations in weather between the periods presented. Measured in annual degree days, weather was 10% warmer than normal in 1999, 17.5% warmer than normal in 1998 and 0.2% colder than normal in 1997. After normalizing for weather, firm sales volumes increased by 3.7% in 1999, as compared to 1998. Firm sales quantities, after normalizing for weather, were approximately the same in 1998 as compared to 1997.

Transportation volumes related to electric generation, reflect the transportation of gas to the Parent's electric generating facilities located on Long Island. The Company has been reporting these sales since its inception in May 1998.

For additional details on gas revenues, gas sales quantities and market saturation, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

SUPPLY AND STORAGE

The Company has contracts for the purchase of firm long-term transportation and storage services. The Company's gas supplies are purchased under long-term contracts and on the spot market and are transported by interstate pipelines from domestic and Canadian sources. Storage and peaking supplies are available to meet system requirements during winter periods.

Regulatory actions, economic factors and changes in customers and their preferences continue to reshape the Company's gas operations markets. A number of multi-family, commercial and industrial customers and a growing number of residential customers currently purchase their gas supplies from natural gas marketers and then contract with the Company for local transportation, balancing and other unbundled services. Since these customers are no longer reliant on the Company for sales service, the quantity of gas that the Company must obtain to meet remaining sales customers' requirements has been reduced. This trend is likely to continue as state regulators continue to implement policies designed to encourage customers to purchase their gas from suppliers other than the traditional gas utilities. In October 1999, the Company filed a proposal with the State of New York Public Service Commission ("NYPSC") consistent with the NYPSC's policy objective of local distribution companies ending their role as providers of merchant sales service for the natural gas commodity. For further information, see "NYPSC Regulation" below.

PEAK-DAY CAPABILITY. The design criteria for the Company's gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, the Company estimates that the requirements to supply its firm gas customers would amount to approximately 683 MDTH of gas for a peak-day during the 1999/2000 winter season and that the gas supplies available to the

Company on such a peak-day amounts to approximately 745 MDTH. For the 2000/2001 winter season, the Company estimates that the peak-day requirements would amount to approximately 712 MDTH and that the gas supplies available to the Company on such a peak day amounts to approximately 732 MDTH. The 1999/2000 winter peak-day throughput to the Company's customers was 642 MDTH, which occurred on January 17, 2000, at an average temperature of 9 degrees Fahrenheit, representing 86% of the Company's per day capability at that time. The Company had sufficient gas available to meet the requirements of firm gas customers for the 1999/2000 winter season, and projects that it also will have sufficient gas supply available to meet such requirements for the 2000/2001 winter season. The Company's firm gas peak-day capability is summarized in the following table:



Source                                       MDTH per day             % of Total
------                                       ------------             ----------

Pipeline.................................        263                      35
Underground Storage......................        294                      40
Peaking Supplies.........................        188                      25
                                                 ---                      --
    Total................................        745                     100
                                            ================        ===========

PIPELINES. The Company purchases natural gas for sale to its customers under contracts with suppliers located in domestic and Canadian supply basins and arranges for its transportation to the Company's facilities under firm long-term contracts with interstate pipeline companies. For the 1999/2000 winter, approximately 74% of the Company's natural gas supply was available from domestic sources and 26% from Canadian sources. The Company has available under firm contract 263 MDTH per day of year-round and seasonal pipeline transportation capacity to its facilities in the New York City metropolitan area. Major providers of interstate pipeline capacity and related services to the Company include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Texas Eastern"), Iroquois Gas Transmission System ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), and CNG Transmission Corporation ("CNG").

STORAGE. In order to meet higher winter demand, the Company also has long-term contracts with Transco, Texas Eastern, Tennessee, CNG, and Honeoye Storage Corporation, for underground storage capacity of 22,534 MDTH for the winter season, with 294 MDTH per day, maximum deliverability.

PEAKING SUPPLIES. In addition to the pipeline and storage supply, the Company supplements its winter supply with peaking supplies which are available on the coldest days of the year to enable the Company to economically meet the increased requirements of its heating customers. The Company's peaking supplies include gas provided by the Company's liquefied natural gas ("LNG") plant and under peaking supply contracts with four cogeneration facilities/independent power producers located in its franchise areas. For the 1999/2000 winter season, the Company has the capability to provide a maximum peak-day supply of 188 MDTH on extremely cold days. The LNG plant has storage capacity of approximately 568 MDTH and peak-day throughput capacity of 103 MDTH, or 14% of peak-day supply. The Company has contract rights with Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners and the New York Power Authority to purchase peaking supplies with a maximum daily capacity of 85 MDTH and total available peaking supplies during the winter season of 2,869 MDTH.

GAS SUPPLY MANAGEMENT. The Company and the Parent's other gas distribution subsidiary, The Brooklyn Union Gas Company ("Brooklyn Union"), (collectively, the Company and Brooklyn Union are referred to as the "Gas Companies") entered into an agreement with Coral Energy Resources, L.P., a subsidiary of Shell Oil Company ("Coral"). Coral assists the Gas Companies in the origination, structuring, valuation and execution of energy-related transactions. A sharing agreement exists between gas ratepayers and the Gas Companies for off-system gas transactions. The Gas Companies' share of the profits on such transactions is then shared with Coral. The Gas Companies also share in revenues arising from certain transactions initiated by Coral.

GAS COSTS. Gas costs for 1999 were $284.9 million and reflect warmer than normal weather during the year. Variations in gas costs have little impact on operating results of the Company since its current gas rate structure includes a gas adjustment clauses whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

                           REGULATION AND RATE MATTERS

Gas utility companies may be subject to either or both state and federal regulation. In general, state public utility commissions, such as the NYPSC, regulate the provision of retail services, including the distribution and sale of natural gas to consumers. FERC regulates interstate natural gas transportation and has jurisdiction over certain wholesale natural gas sales.

                                NYPSC REGULATION

NATURAL GAS UTILITIES. The NYPSC is the principal agency in the State of New York which regulates, as "gas corporations" - companies that own, operate or manage pipelines and other facilities used to distribute or sell natural gas. The NYPSC regulates the construction, use and maintenance of intrastate natural gas facilities, the retail rates, terms and conditions of service offered by gas corporations, as well as matters relating to the quality, reliability and safety of service. The NYPSC also regulates the corporate, financial and affiliate activities of gas corporations. Brooklyn Union of Long Island is subject to the full scope of NYPSC regulation.

Beginning in the mid-1980's, the NYPSC has taken a number of steps to require the "unbundling" of natural gas sales and other services from the distribution of natural gas through pipelines in order to encourage competition among gas sellers and energy service providers. In 1985, the NYPSC ordered the major gas utilities in the state to offer transportation service for large volume customers who choose to purchase natural gas from other suppliers. Subsequently, the NYPSC required that transportation service be made available to all customers beginning on May 1, 1996. Brooklyn

Union of Long Island has been providing a transportation service option to all its customers in compliance with that NYPSC requirement.

In April 1997, the NYPSC ordered gas utilities to cease providing non-safety related appliance repair service by no later than May 1, 2000. The Company ceased providing non-emergency appliance repair services on July 1, 1999. During a transition period from September 22, 1999 through April 30, 2000, the Company is implementing a transition program to assist customers in their change to new non-emergency appliance service providers.

In November 1998, the NYPSC issued a policy statement that anticipated that natural gas utilities would cease sales of gas, and become transportation-only providers, within three to seven years. Marketers, including those that are affiliated with the natural gas utilities, are permitted to compete for retail natural gas sales. The NYPSC's policy statement envisions proceedings to restructure the operations of natural gas utilities in order to facilitate the achievement of the objectives articulated in the policy statement.

On October 18, 1999, the Company and Brooklyn Union filed a Joint Restructuring Proposal (the "Proposal") with the NYPSC. The Proposal outlines how the Gas Companies would restructure their operations by encouraging all gas consumers to migrate to transportation-only service. The Proposal is designed to (i) provide significant impetus towards the Gas Companies exiting the gas supply business and (ii) present opportunities for the development of a competitive unbundled gas supply market for all customers. Settlement discussions with the Staff of the NYPSC and other interested parties have been held regarding the Gas Companies' restructuring proposals. The Company is unable to predict the outcome of this matter. For more information on gas deregulation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

The Company currently is operating under a three-year rate plan. The rate plan applies to the period December 1, 1997 through November 30, 2000. Under the plan, if the Company's earned return on common equity devoted to its operations exceeds 11.10%, it must credit back to certain customers 60% of earnings up to 100 basis points above the 11.10% and 50% of any earnings in excess of a 12.10% return. Both a customer service and a safety and reliability incentive performance program became effective on December 1, 1997, with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if the Company fails to achieve certain performance standards in these areas. At the conclusion of its rate plan on November 30, 2000, the Company or the NYPSC on its own motion, may initiate a proceeding to revise the rates and charges of the Company.

As part of the settlement agreement approved by the NYPSC in connection with its approval of the KeySpan Acquisition (the "Stipulation"), the Company and Brooklyn Union are subject to certain affiliate transaction restrictions, cost allocation and financial integrity conditions and a code of conduct governing affiliate relationships.

                               FEDERAL REGULATION

NATURAL GAS COMPANIES. The Federal Energy Regulatory Commission ("FERC") has jurisdiction to regulate certain natural gas sales for resale in interstate commerce, the transportation of natural gas in interstate commerce, and, unless an exemption applies, companies engaged in such activities. The natural gas distribution activities of the Company and certain related intrastate gas transportation functions are not subject to FERC jurisdiction. However, to the extent that the Company sells gas for resale in interstate commerce, such sales are subject to FERC jurisdiction and have been authorized by the FERC.

                              ENVIRONMENTAL MATTERS

OVERVIEW

The Company's ordinary business operations subject it to various federal, state and local laws, rules and regulations dealing with the environment, including hazardous waste, and its business operations are regulated by various federal, regional, state and local authorities, including the Department of Environmental Protection ("DEC") and the Nassau and Suffolk County Departments of Health. These requirements govern both the normal, ongoing operations of the Company and the remediation of contaminated properties historically used in utility operations. Potential liability associated with the Company's historical operations may be imposed without regard to fault, even if the activities were lawful at the time they occurred.

Except as set forth below, no material proceedings relating to environmental matters have been commenced or, to the knowledge of the Company, are contemplated by any federal, state or local agency against the Company, and the Company is not a defendant in any material litigation with respect to any matter relating to the protection of the environment. The Company believes that its operations are in substantial compliance with environmental laws and that requirements imposed by environmental laws are not likely to have a material adverse impact upon the Company. The Company believes that all prudently incurred costs not recoverable through insurance or some other means with respect to environmental requirements will be recoverable from its customers. The Company also is pursuing claims against insurance carriers and potentially responsible parties which seek the recovery of certain costs associated with the investigation and remediation of contaminated properties.

                      REMEDIATION OF CONTAMINATED PROPERTY

SUPERFUND SITES. Federal and New York State Superfund laws impose liability, regardless of fault, upon generators of hazardous substances for costs associated with remediating contaminated property. In the course of its business operations, the Company generates materials which are subject to these laws. From time to time, the Company has received notices under these laws concerning possible claims with respect to sites at which hazardous substances generated by the Company and other potentially responsible parties ("PRPs") allegedly were disposed.

The DEC has notified the Company, pursuant to the State Superfund program, that the Company may be responsible for the disposal of hazardous substances at the Huntington/East Northport Site, a municipal landfill property. The DEC investigation is in its preliminary stages, and the Company currently is unable to estimate its share, if any, of the costs required to investigate and remediate this site.

MANUFACTURED GAS PLANT SITES. The Company has identified, to date, nineteen manufactured gas plant ("MGP") sites which were historically owned or operated by the Company or its predecessors. Operations at these plants in the early 1900's may have resulted in the release of hazardous substances. These former sites, some of which are no longer owned by the Company, have been identified to both the DEC for inclusion on appropriate waste site inventories and the NYPSC. The currently-known conditions of these former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves that are discussed below.

In 1998 the DEC notified the Company that the Sag Harbor and Rockaway Park MGP sites owned by the Company would require remediation under the State's Superfund program. Accordingly, the Sag Harbor and Rockaway Park sites became the subject of one Administrative Consent Order ("ACO"), between the Company and the DEC in March 1999. Four other MGP sites, Bay Shore, Glen Cove, Halesite and Hempstead are the subject of a second ACO, which the Company executed with the DEC in September 1999. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health.

The Company was also requested by the DEC to perform preliminary site assessments at the Patchogue, Babylon, Far Rockaway, Garden City and Hempstead (Clinton St.) MGP sites, each of which were formerly owned by LILCO, under a third ACO entered into in September 1999. Initial studies based on existing available documentation have been completed for each such site and the DEC has requested that the Company collect additional samples at each of the subject properties.

Thus, the eleven sites discussed above are currently the subject of ACOs between the Company and the DEC. The final end uses for these sites and therefore, acceptable remediation goals have not yet been determined. The Company is required to prepare a feasibility study for the remediation of each such site, based on cleanup levels derived from risk analyses associated with the proposed or anticipated future use of the properties. The schedule for completing this phase of the work under the ACOs for the identified sites discussed above extends through 2001.

The Company has recently identified eight additional sites to the DEC, Brooklyn/Kings County Lighting, Brooklyn (New Utrecht Avenue), Glenwood Landing, Riverhead, Inwood, Saltaire, Southold and East Hampton. The Company has not been requested to conduct site investigation activity by the DEC at these eight sites and is currently unable to determine what, if any, additional costs will be incurred to remediate these eight sites.

It is also possible, based on future investigation, that the Company may be required to undertake investigation and potential remediation efforts at other currently unknown former MGP sites. However, the Company is currently unable to determine whether or to what extent such additional costs may be incurred.

The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. Accordingly, the Company presently estimates the cost of its MGP-related environmental cleanup activities will be $76.7 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. As previously indicated, the total MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

The Company's NYPSC approved rate plan provides for the recovery of such investigation and remediation costs. At December 31, 1999, the Company has reflected a regulatory asset of $77.4 million. Expenditures incurred through December 31, 1999 by the Company with respect to MGP-related activities total $5.3 million.

Periodic discussions by the Company with insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same, and additional, insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The state court action is being conducted by the Parent on behalf of the Company. The outcome of this proceeding cannot yet be determined.

EMPLOYEE MATTERS

On December 31, 1999, the Company had 626 employees. Of that total, 529 employees are covered under collective bargaining agreements; 452 employees are represented by Local 1049 of the International Brotherhood of Electrical Workers (the "IBEW") and 77 employees are represented by Local 1381 of the IBEW.

The Company maintains collective bargaining agreements covering both of the collective bargaining units detailed above, both of which expire in 2001. The Company has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

ITEM 2.  PROPERTIES

Information with respect to the Company's material properties used in the conduct of its business is set forth in, or incorporated by reference in, Item 1 hereof. Except where otherwise specified, all such properties are owned or, in the case of certain rights of way used in the conduct of its gas distribution business, held pursuant to municipal consents, easements or long-term leases by the Company or the Parent. In addition to the information set forth therein with respect to properties utilized by the Company, the Parent owns or leases a variety of office space used for administrative operations. The Parent then allocates applicable lease costs to its various affiliates including the Company. In the case of leased office space, the Parent anticipates no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. The Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required.


                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

KeySpan Corporation is the holder of record of all 100 shares of common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current period results of operations are reported for the year ended December 31, 1999. In 1998 the Company changed its fiscal year end from March 31 to December 31. Therefore, results of operations for the period ended December 31, 1998 reflect the nine month transition period April 1, 1998 to December 31, 1998 (the "Transition Period").

Due to the change in the Company's fiscal year in 1998, results of operations for the year ended December 31, 1999 and for the Transition Period are not truly comparable. As mentioned, results of operations for the Transition Period reflect results for the period April 1, 1998 through December 31, 1998. As a result, the Transition Period does not reflect earnings from gas heating-season operations for the months of January through March. The Company realizes a significant portion of its earnings during the months of January through March, due to the large percentage of gas heating sales to total gas sales.

Since the reporting periods are not truly comparable, we have provided, in addition to the discussion of the results of operations between periods that follows, a discussion of operating results for the year ended December 31, 1999 compared to the full twelve months ended December 31, 1998. The intent of this additional disclosure is to provide an explanation of the variations in operating results between two comparable twelve month periods. (See "Review of Operations - Comparable Twelve Month Comparison".)

The commentary that follows should be read in conjunction with the Notes to the Financial Statements.

REVIEW OF HISTORICAL RESULTS
----------------------------

EARNINGS SUMMARY

Earnings for 1999 were $41.5 million, compared to a loss of $12.9 million for the Transition Period. Earnings for the fiscal year ended March 31, 1998 were $33.8 million. The significant increase in earnings for 1999 as compared to the Transition period, is primarily due to the fact that earnings for the Transition Period do not include earnings from heating season operations (months of January through March) when the Company realizes the majority of its earnings. For the months of January 1998 through March 1998, the Company realized earnings of $39.5 million. Further, during the Transition Period, the Company: (i) incurred special charges associated with the KeySpan Acquisition of $2.2 million after-tax, and (ii) incurred charges amounting to $5.6 million after-tax associated with an early retirement program initiated by the Parent. (See Note 9 to the Financial

Statements, "Tax Benefits and Costs Related to the LIPA Transaction and Special Charges" for further details of these charges.)

The decrease in earnings for the Transition Period as compared to the fiscal year ended March 31, 1998 is also due to the absence of heating season operations, for the months of January through March, during the Transition Period.

REVENUES

The increase in revenues of $280.5 million, or 79%, in 1999, as compared to the Transition Period, reflects primarily revenues from gas heating sales. For the months of January 1999 through March 1999, revenues were $268.3 million or approximately 40% of total gas distribution revenues for the entire year. The Transition Period, which reflects the period April 1, 1998 through December 31, 1998, does not include revenues from heating season operations for the months of January through March.

Revenues for the Transition Period decreased by $289.0, or 45%, as compared to the fiscal year ended March 31, 1998, and reflects, primarily, the fact that revenues for the Transition Period do not include revenues from heating season operations for the months of January through March.

OPERATING EXPENSES

Operating expenses were $522.0 million in 1999, and $331.8 million and $523.0 million for the Transition Period and fiscal year ended March 31, 1998, respectively. The increase in 1999 as compared to the Transition Period of $190.2 million, or 57%, is due, primarily to the difference in reporting periods. The decrease in operating expenses for the Transition Period as compared to the fiscal year ended March 31, 1998 of $191.2 million or 37%, is due, primarily to the shorter reporting period.

PURCHASED GAS

Variations in gas costs have little impact on operating results as the current gas rate structure includes a gas adjustment clause pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to, or collected from customers. Comparative variations between the reported periods are due to changes in gas volumes and prices, and the differences in the reporting periods.

OPERATIONS AND MAINTENANCE EXPENSE

Operations and maintenance expense was $120.6 million in 1999, and $109.1 million and $107.2 million for the Transition Period and fiscal year ended March 31, 1998, respectively. The increase in operations and maintenance expense in 1999 as compared to the Transition Period of $11.5 million, or 11%, is primarily due to the difference in reporting periods. The increase in operations and maintenance expense for the Transition period compared to the fiscal year ended March 31, 1998 is primarily due to a before-tax charge of $8.7 million, associated with an early retirement program initiated by the Parent. Excluding this charge, operations and maintenance expense for the Transition Period decreased by $6.8 million or 6% as compared to the fiscal year ended March 31, 1998 due to the shorter reporting period.

On a comparable twelve month basis , the Company has realized significant reductions in operations and maintenance expense derived, in part, from cost reduction measures and operating efficiencies employed during the past few years. To gain a better perspective of operations and maintenance expense on a comparable twelve month basis see "Review of Operations - Comparable Twelve Month Comparison".

OTHER OPERATING EXPENSES

Variations between the reported periods for depreciation and amortization expense reflects gas utility property additions in all periods and the differences in the reporting periods. Further, for the fiscal year ended March 31, 1998, depreciation and amortization expense includes $11.2 million of expense associated with the amortization of certain regulatory assets. Operating taxes include state and local taxes on utility revenues and property. The applicable property base and tax rates generally have increased in all periods.

OTHER INCOME AND DEDUCTIONS

Other income and deductions for the Transition Period primarily reflects non-recurring special charges associated with the KeySpan Acquisition. (See Note 9 to the Financial Statements, "Tax Benefits and Costs Related to the LIPA Transaction and Special Charges.")

Other income and deductions for the fiscal year ended March 31, 1998 primarily reflects a charge associated with certain benefits earned by officers of LILCO.

INTEREST EXPENSE

The increase in interest expense in 1999 as compared to the Transition Period, is due to the increased reporting period. The level of debt outstanding has generally remained constant in all periods reported.

INCOME TAXES

Income tax expense reflects the level of pre-tax income in all periods and for 1999, an adjustment to deferred tax expense and current tax expense for the utilization of a previously deferred net operating loss ("NOL") carryforward recorded in 1998. In the Transition Period, the Company recorded, as a deferred tax asset, a benefit of $19.7 million for the NOL carryforward. The Company estimated that the entire benefit from the NOL carryforward from 1998 would be realized in the Parent's consolidated 1999 federal income tax return, and accordingly, applied the NOL benefit in its 1999 federal tax provision. Pre-tax income and the related deferred income tax expense for the Transition Period were affected by charges related to the KeySpan Acquisition and charges related to the early retirement program. (See Note 2 to the Financial Statements, "Income Tax.")

REVIEW OF OPERATIONS - COMPARABLE TWELVE MONTH COMPARISON

As previously mentioned, due to the change in the Company's fiscal year end in 1998 results of operations for 1999 are not truly comparable to the results of operations for the Transition Period. For comparative purposes we have presented selected financial information for the entire twelve month period ended December 31, 1998, excluding special charges, compared to 1999.

The table below highlights certain significant financial data and operating statistics for the periods indicated.

                                                       (IN THOUSANDS OF DOLLARS)
                                                       -------------------------


                                            Year Ended       Twelve Months Ended
                                          December 31, 1999    December 31, 1998
----------------------------------------    -------------       ----------------
Revenues                                     $    637,088    $       628,528
Cost of gas                                       284,924            279,023
Revenue taxes                                      30,448             29,968
----------------------------------------------------------------------------
Net Revenues                                      321,716            319,537
----------------------------------------------------------------------------
Operations and maintenance                        120,628            132,471
Depreciation and amortization                      32,801             28,965
Operating taxes                                    53,185             48,558
----------------------------------------------------------------------------
Total Operating Expenses                          206,614            209,994
----------------------------------------------------------------------------
Operating Income                             $    115,102    $       109,543
                                             ============    ===============
Net Income                                   $     41,517    $        37,130
                                             ============    ===============
Firm gas sales (MDTH)                              55,506             51,003
Firm transportation (MDTH)                          5,121              4,115
Transportation - Electric Generation (MDTH)        82,503             40,614
Other sales (MDTH)                                 24,759             28,353
Warmer than normal                                  10.0%              17.5%
============================================================================
NET REVENUES

Net revenues in 1999 remained relatively constant as compared to net revenues in 1998. Generally, net revenues associated with firm sales additions were partially offset by rate reductions associated with the KeySpan Acquisition.

Firm sales quantities, normalized for weather variations, increased by 3.7%, contributing over $11 million to net revenues. Firm sales additions were generated on Long Island from the addition of new gas customers and oil to gas conversions. Long Island has a very low natural gas saturation rate and significant gas-sales growth opportunities remain available. The Company estimates that only 28% of one and two-family homes on Long Island currently use natural gas for space heating, while 28% of the multi-family market and 69% of the commercial market use gas for space heating. In this service area, the Company will seek growth through the expansion of its distribution system as well as through the conversion of residential homes and the pursuit of opportunities to grow multi- family, industrial and commercial markets.

Partially offsetting the benefits derived from gas sales additions, were rate reductions associated with the KeySpan Acquisition. In 1998 the Company reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. For the year ended December 31, 1999, rate reductions impacted revenues by approximately $7.4 million as compared to 1998.

Also contributing to the variation in comparative net margins in 1999 was a decrease in certain regulatory incentives earned by the Company, offset, in part, by revenue benefits associated with colder weather.

SALES, TRANSPORTATION AND OTHER VOLUMES

Comparative firm gas sales volumes increased by 8.8% in 1999, due to the increase in normalized firm sales, as discussed above, and the benefits derived from colder weather in 1999 as compared to 1998. Firm gas transportation volumes increased in 1999, as a result of natural gas deregulation initiatives. At December 31, 1999, approximately 5,000 residential, commercial and industrial customers, with annual requirements of approximately 5,400 MDTH, or 7.7% of the Company's annual firm gas system requirements, purchased their gas supply from sources other than the Company. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are essentially the same as those charged to sales customers. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a discussion of competitive issues facing the Company.)

Transportation volumes related to electric generation, reflect the transportation of gas to the Parent's electric generating facilities located on Long Island. The Company began reporting these sales since its inception in May 1998. Net revenues from these volumes are marginal.

Other sales volumes include on-system interruptible volumes, off-system sales volumes (sales made to customers outside of the Company's service territory) and related transportation.

OPERATING EXPENSES

Comparative operations and maintenance expense decreased in 1999 by $11.8 million, or 8.9%. During the year, the Company realized significant reductions in operations and maintenance expense reflecting, primarily, the benefits derived from cost reduction measures and operating efficiencies employed during the past few years. Such measures included, but were not limited to, the early retirement program completed in 1998. The Company intends to continue its on-going cost containment initiatives and anticipates further reductions in operations and maintenance expenses in 2000. In addition, the Company discontinued providing non-safety related appliance repair services on July 1, 1999, further reducing operating expenses. Another Parent subsidiary is currently providing these services.

The increase in depreciation and amortization expense reflects continued property additions and amortization of previously deferred merger related expenses. As provided for in the Stipulation Agreement, which in effect approved the KeySpan Acquisition, the Company, for ratemaking purposes, deferred certain merger related costs at the time of the merger. These costs are being amortized over a ten year period. (See Gas Distribution - Rate Matters for further details on the Stipulation Agreement.) Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

NET INCOME

Net Income increased in 1999 by $4.4 million, or 11.8% due primarily to the net result of the aforementioned items and lower interest expense.

LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING, AND DIVIDENDS

LIQUIDITY

The increase in cash flow from operations in 1999 as compared to the Transition Period, primarily reflects the significant positive cash flows that are realized from revenues generated during a heating season. Approximately 75% of total annual gas revenues are realized during the heating season (November 1 to April
30) as a result of the large proportion of heating sales compared to total gas sales. Results from gas-heating season operations for the months of January through March are not reflected in the Transition Period, as previously explained. Further, cash flow from operations in 1999 reflects the utilization, in 1999, of a $19.7 million NOL which reduced current income tax payments.

The Company does not maintain a cash balance. All cash generated from billings to customers for gas service is maintained by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. (See
Note 7 to the Financial Statements, "Related Party Transactions".) The Company records as a note receivable from or note payable to the Parent's corporate and administrative subsidiary the difference between the cash received from customers compared to third party payments. At December 31, 1999, the Company had a note payable of $258.1 million to the Parent's corporate and administrative subsidiary. In addition, at December 31, 1999 the Company had a current intercompany accounts receivable balance of $43.4 million from the Parent's corporate and administrative subsidiary, approximating interest payments on the Company's allocated share of the promissory notes for the twelve months ended December 31, 1999. (See Note 5 to the Financial Statements "Long-Term Debt" for additional information on the promissory notes.)

CAPITAL EXPENDITURES AND FINANCING

Capital Expenditures
Capital expenditures were $102.0 million in 1999 and were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. Capital expenditures for 2000 are estimated to be at the same level as 1999. The amount of capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing
In December 1999, the Company and the Parent jointly filed a shelf registration statement with the Securities and Exchange Commission in anticipation of issuing, from time to time, up to $600 million of Medium Term Notes. These notes will be issued by the Company and unconditionally guaranteed by the Parent. On February 1, 2000, the Company issued $400 million 7.875 % Notes due February 1, 2010, the net proceeds of which were used to replace $397 million of the Company's portion of the promissory notes due LIPA which had previously matured in June 1999. (See Note 5 to the Financial Statements, "Long-Term Debt" for a further discussion of this financing and the associated repayment of a portion of the promissory notes.)

DIVIDENDS

Pursuant to NYPSC's orders dated February 5, 1998 and April 14, 1998 approving the KeySpan Acquisition, the Company's ability to pay dividends to the Parent is conditioned upon the Company maintaining a capital structure with debt not exceeding 58% of total capitalization. In addition, the level of dividends paid may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of the Company's rate year, November 30, 1999, the ratio of debt to total capitalization was approximately 47%.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation Agreement ("Stipulation") among Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties that in effect approved the KeySpan Acquisition and established gas rates for the Company. Under the Stipulation, $1 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, were allocated to the Company's ratepayers (as well as ratepayers of the Parent's other gas utility subsidiary, Brooklyn Union) net of transaction costs.

The Stipulation required the Company to reduce base rates to its customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. The Company is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. The Company did not earn above its threshold return level in its rate year ended November 30, 1999. At the conclusion of the Company's rate plan on November 30, 2000, the Company or the NYPSC on its own motion, may initiate a proceeding to revise the rates and charges of the Company.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining cost of its manufactured gas plant ("MGP") related environmental cleanup activities will be approximately $76.7 million and has recorded a related liability for such amount. Further, as of December 31, 1999, the Company has expended a total of $5.3 million. (See Note 6 to the Financial Statements, "Contractual Obligations, Contingencies and Fair Values.")

YEAR 2000 ISSUES

The Company experienced no significant Year 2000 related abnormalities associated with the roll over to the year 2000. All systems needed to deliver gas to customers, as well as those systems needed to manage daily business functions performed without significant malfunction. Nevertheless, the Company continues to monitor systems for any unexpected Year 2000 related abnormalities.

The Company has spent a total of approximately $4.2 million to address the Year 2000 issue. While the Year 2000 Project is virtually complete, some minor expenses will be incurred for the continued review of systems to monitor for Year 2000 abnormalities. The largest portion of the Year 2000 costs was attributable to the assessment, modification, and testing of corporate information technology ("IT") supported computer software and in-house written applications. The Company's implementation of the Year 2000 Project did not directly result in delaying any IT projects. The Company's cash flow from operations and cash on-hand have been sufficient to fund the Year 2000 Project expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various risk exposures and uncertainties associated with its operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to the Company, is the evolution of regulatory policy as it pertains to the Company's fixed charges associated with its firm gas purchase contracts related to its historical gas merchant role. Set forth below is a description of this exposure and an explanation as to how the Company has sought to reduce this risk.

The energy industry continues to undergo fundamental changes, which may have a significant impact on the future financial performance of utilities, as regulatory authorities, elected officials and customers seek lower energy prices and broader choices.

Over the past few years, the NYPSC has been formulating a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Since 1996, customers in the small-volume market have been given the option to purchase their gas supplies from sources other than the Company. Large-volume customers had this option for a number of years prior to 1996. In addition to transporting gas that customers purchase from marketers, the Company has been providing billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers.

In November 1998, the NYPSC issued a policy statement setting forth its vision for furthering competition in the natural gas industry. Under this vision, regulated natural gas utilities or local distribution companies ("LDCs") would plan to exit the business of purchasing gas for and selling gas to customers (the merchant function) over the next three to seven years. LDCs would remain the operators of the gas system (the distribution function) and the provider of last resort of natural gas supplies during that period and until alternatives are developed. The NYPSC's goal is to encourage more competition at the local level by separating the merchant function from the distribution function.

As required by the NYPSC's policy statement, the Company filed a joint restructuring proposal (with the Parent's other gas utility subsidiary, Brooklyn Union) with the NYPSC in October 1999. The filing offers a comprehensive restructuring plan designed to (i) provide a significant impetus toward exiting the gas supply business and (ii) present the NYPSC with an opportunity to realize its vision of a competitive unbundled gas supply market for all customers within the transitional time frame of three to seven years. Under the proposal the Company would continue to be the provider of last resort during the transition period. The restructuring plan seeks to "jump start" the migration of the mass customer market (especially the residential and the small commercial and industrial markets) from bundled utility sales service to unbundled transportation service, accelerates the elimination of regulatory cost burdens from the gas supply market, provides protections for low income customers, and sets forth a plan to minimize potential strandable costs.

Currently, the Company has contracts for the purchase of upstream interstate transportation, storage and supply with annual fixed demand charges of approximately $104 million. These contracts have terms that range from one to fourteen years and the associated demand charges through the term of the contracts are approximately $652 million. The Company has estimated its strandable costs as the costs under these contracts in excess of market value. The Company has assumed that, if it were necessary to assign the contracts to third parties, the Company could recover the market value of the underlying assets. Therefore, the difference between the contract costs and the market value is the potential "strandable" costs. The Company estimates that, if it would continue to recover demand charges for the next five years, then the estimated potential strandable costs for contracts that will not expire by 2005 and would not be needed to provide service to firm transportation customers will be, on a present value basis, approximately $36 million.

In its proposal, the Company has set forth a plan to recover potential strandable costs during the transition period. The plan includes the creation of a price differential between gas utility bundled service and unbundled services available in the marketplace. The increased revenue generated from this price differential would be retained by the Company for future application to recover costs associated with the transition to competition, including strandable costs. In addition, the Company recommends retention of certain customer refunds that otherwise would have been refunded to customers during the transition period. The plan also recommends certain financial incentives and mechanisms to mitigate potential strandable costs. The Company believes that implementation of this plan, or some variation designed to achieve the same objectives, will allow the Company to fully recover its strandable costs.

The Company believes that its proposal strikes a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers. The Company currently is not able to determine the outcome of this proceeding and what effect, if any, it may have on its operations.

ITEM 8. FINANCIAL STATEMENTS



                                  BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
================================================================================

                                           December 31, 1999   December 31, 1998
================================================================================

ASSETS

CURRENT ASSETS
  Customer accounts receivable                 $    122,889         $   108,631
  Accounts receivable, intercompany                  43,405              32,637
  Other accounts receivable                         117,738              40,890
  Allowance for uncollectible accounts               (5,310)             (5,586)
  Gas in storage, at average cost                    72,741              70,957
  Materials and supplies, at average cost             5,507               7,095
  Other                                               1,445               1,562
                                                      -----               -----
                                                    358,415             256,186
                                                    -------            --------

PROPERTY
  Gas                                             1,393,533           1,305,716
  Accumulated depreciation                         (245,956)           (232,703)
                                                  ---------           ---------
                                                  1,147,577           1,073,013
                                                 ----------           ---------

DEFERRED CHARGES
  Regulatory assets                                 179,742             155,805
  Deferred income tax                                52,065             100,229
  Other                                                 373               1,614
                                                        ---               -----
                                                    232,180             257,648
                                                   --------             -------

TOTAL ASSETS                                   $  1,738,172         $ 1,586,847
                                               ============         ===========



The Notes to the Financial Statements are an integral part of these statements.

                                  BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
================================================================================

                                         December 31, 1999     December 31, 1998
================================================================================


LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current maturities of long-term debt        $   397,000          $   397,000
  Accounts payable and accrued expenses           142,481              100,715
  Taxes accrued                                     5,005                3,930
  Customer deposits                                 3,845                4,139
                                                    -----                -----
                                                  548,331              505,784
                                                  -------             --------

INTERCOMPANY ACCOUNTS PAYABLE, LONG-TERM          258,079              180,968
                                              -----------          -----------
DEFERRED CREDITS AND OTHER LIABILITIES
  Regulatory liabilities                           20,888               23,332
  Operating reserves and other                     81,896               86,175
                                                   ------               ------
                                                  102,784              109,507
                                                 --------             --------





CAPITALIZATION
  Premium on capital stock                        657,862              659,113
  Retained earnings                                (4,788)             (45,784)
                                                   -------             --------
    Total common shareholders' equity             653,074              613,329
  Long-term debt                                  175,904              177,259
                                                  -------              -------
Total Capitalization                              828,978              790,588
                                                ---------             --------

TOTAL LIABILITIES AND CAPITALIZATION          $ 1,738,172          $ 1,586,847
                                              ===========          ===========




The Notes to the Financial Statements are an integral part of these statements.

                                                STATEMENT OF INCOME
================================================================================
                                             (IN THOUSANDS OF DOLLARS)
                                                                                            Nine Months         Fiscal Year
                                                                     YEAR ENDED                Ended               Ended
                                                                  DECEMBER 31, 1999      December 31, 1998     March 31, 1998
-------------------------------------------------------------- ----------------------  --------------------- ------------------
REVENUES
Gas Distribution                                                  $   637,088       $        356,634      $       645,659
                                                                  -----------       ----------------      ---------------
OPERATING EXPENSES
Purchased gas                                                         284,924                150,622              299,469
Operations and maintenance                                            120,628                109,081              107,221
Depreciation and amortization                                          32,801                 18,260               38,584
Operating taxes                                                        83,633                 53,817               77,734
                                                                  -----------       ----------------      ---------------
Total Operating Expenses                                              521,986                331,780              523,008
                                                                  -----------       ----------------      ---------------
OPERATING INCOME                                                      115,102                 24,854              122,651
                                                                  -----------       ----------------      ---------------

OTHER INCOME AND (DEDUCTIONS)
Transaction related expenses (net of $7,517 income tax)                    -                 (2,128)                   -
Other                                                                    159                     72               (3,526)
                                                                  -----------       ----------------      ---------------
Total Other Income (Deductions)                                          159                 (2,056)              (3,526)
                                                                  -----------       ----------------      ---------------
INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                       115,261                 22,798              119,125
                                                                  -----------       ----------------      ---------------
INTEREST CHARGES                                                       50,488                 41,058               52,409
                                                                  -----------       ----------------      ---------------
INCOME TAXES
           Current                                                    (25,146)                (4,408)               9,498
           Deferred                                                    48,402                 (1,961)              16,660
                                                                  -----------       ----------------      ---------------
Total Income Taxes                                                     23,256                 (6,369)              26,158
                                                                  -----------       ----------------      ---------------
NET INCOME (LOSS)                                                      41,517                (11,891)              40,558
Preferred stock dividend requirements                                       -                  1,056                6,743
                                                                   ----------        ---------------      ---------------
EARNINGS (LOSS) FOR COMMON STOCK                                 $     41,517       $        (12,947)     $        33,815
                                                                  ===========       ================      ===============

                                          STATEMENT OF RETAINED EARNINGS
                                             (IN THOUSANDS OF DOLLARS)
================================================================================
                                                                                             Nine Months         Fiscal Year
                                                                       YEAR ENDED               Ended               Ended
                                                                   DECEMBER 31, 1999      December 31, 1998     March 31, 1998
----------------------------------------------------------------  --------------------  --------------------- ------------------
Balance at beginning of period                                 $        (45,784)      $               -         $ 120,275*
Net income for period                                                    41,517                       -            40,558
Net loss for period May 29, 1998 - December 31,1998                           -                 (44,728)                -
Deductions
  Cash dividends declared on common and  preferred stock                      -                   1,056            35,202
  Other                                                                     521                       -                 -
                                                                          -----                   -----             -----
Balance at end of period                                       $         (4,788)      $         (45,784)        $ 125,631*
                                                                ================       =================       ==============

*Represents allocated equity of the former Long Island Lighting Company's gas operation. See Note 1b. "Summary of Significant Accounting Policies" for further details regarding Retained Earnings.

The Notes to the Financial Statements are an integral part of these statements.

                           STATEMENT OF CAPITALIZATION
                            (IN THOUSANDS OF DOLLARS)
================================================================================

                                                 DECEMBER 31,      December 31,
                                                    1999              1998
                                               ---------------     -------------

COMMON SHAREHOLDERS' EQUITY
  Common stock - $0.01 par value, 100 shares
   outstanding                                    $         -    $          -
  Premium of capital stock                             657,862        659,113
  Retained earnings                                     (4,788)       (45,784)
                                                        -------       --------
TOTAL COMMON SHAREHOLDERS' EQUITY                      653,074        613,329
                                                      ---------       --------


ALLOCATED PROMISSORY NOTES
  Debentures
       7.30% Series due July 15, 1999                  397,000        397,000
       8.20% Series due March 15, 2023                 175,904        177,259
                                                       -------        -------
                                                       572,904        574,259
  Less: Current Maturities                             397,000        397,000
                                                  ------------    -----------
  Total Allocated Promissory Notes                     175,904        177,259
                                                       -------        -------
TOTAL CAPITALIZATION                              $    828,978    $   790,588
                                                  ============    ===========







The Notes to the Financial Statements are an integral part of these statements.

                                              STATEMENT OF CASH FLOWS
                                             (IN THOUSANDS OF DOLLARS)
================================================================================
                                                                                         Nine Months        Fiscal Year
                                                                     YEAR ENDED             Ended              Ended
                                                                    DECEMBER 31,         December 31,        March 31,
                                                                        1999                 1998               1998
---------------------------------------------------------------- -------------------  ------------------ ------------------
OPERATING ACTIVITIES
Net Income (Loss)                                              $       41,517      $      (11,891)     $      40,558
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                                       32,801              18,260             38,584
   Deferred income tax                                                 48,402              (1,961)            16,660
CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable and accrued revenues                          (102,150)            (13,253)             1,371
   Materials and supplies, fuel oil and gas in storage                   (196)            (53,810)            (2,873)
   Accounts payable and accrued expenses                               42,841             (18,983)            (1,974)
   Special deposits                                                       335              19,704            (12,165)
   Other                                                              (38,654)              3,443                427
                                                               --------------      --------------      -------------
Net Cash Provided by (Used in) Operating Activities                    24,896             (58,491)            80,588
                                                               --------------      --------------      -------------

INVESTING ACTIVITIES
Capital expenditures                                                 (102,007)            (59,683)           (78,897)
Transaction related adjustments                                             -              30,620                  -
                                                                      -------              ------             -------
Net Cash (Used in) Investing Activities                              (102,007)            (29,063)           (78,897)
                                                               --------------       --------------      -------------

FINANCING ACTIVITIES
Intercompany accounts payable - long-term                              77,111              86,885                  -
Issuance of common stock                                                    -                   -              2,505
Issuance of long-term debt                                                  -                   -             13,140
Repayment of long-term debt                                                 -                   -             (9,868)
Repayment of preferred stock                                                -                   -               (154)
Dividends paid                                                              -              (1,056)           (35,202)
                                                               --------------      --------------      -------------
Net Cash Provided by (Used in) Financing Activities                    77,111              85,829            (29,579)
                                                               --------------      --------------      -------------
Net (Decrease) Increase in Cash and Cash Equivalents             $          -      $       (1,725)     $     (27,888)
                                                               ==============      ==============      =============
Cash and cash equivalents at beginning of period                            -               1,725             29,613
Net (Decrease) Increase in cash and cash equivalents                        -              (1,725)           (27,888)
                                                               --------------      --------------      -------------
Cash and Cash Equivalents at End of Period                       $          -      $            -      $       1,725
                                                               ==============      ==============      =============

The amount of interest and federal income tax paid during the above periods approximates the amounts in the respective Statement of Income. Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.


The Notes to the Financial Statements are an integral part of these statements.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  ORGANIZATION

KeySpan Gas East Corporation, d/b/a Brooklyn Union of Long Island (the "Company") is a wholly owned subsidiary of KeySpan Corporation d/b/a KeySpan Energy (the "Parent"), the successor to Long Island Lighting Company ("LILCO"), as a result of a transaction with the Long Island Power Authority ("LIPA") (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). The Company was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO immediately prior to the LIPA Transaction. (See
Note 8, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Parent".) The Company provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens county and owns substantially all of the gas distribution assets formerly owned by LILCO.

B.  BASIS OF PRESENTATION

As noted, the Company commenced operations on May 28, 1998. Prior thereto, the gas distribution operations of LILCO were included as part of its gas and electric operations. At the time of the LIPA transaction, the Company ceased being an integrated part of LILCO's operations, and became a wholly-owned subsidiary of the Parent. Assets and liabilities were transferred to the Company at approximately equal amounts, and consequently, the accompanying December 31, 1998 Statement of Retained Earnings reflects no opening balance. In September 1998, the Company changed its fiscal year end from March 31 to December 31. Therefore, financial statements presented herein include the year ended December 31, 1999, the nine month period April 1, 1998 through December 31, 1998 (the "Transition Period"), and the fiscal year ended March 31, 1998.

Prior to the LIPA Transaction, certain of LILCO's income statement accounts were recorded in its books and records as directly related to its gas operations. These items included: revenues, purchased gas costs, certain operations and maintenance ("O&M") expenses, depreciation of gas utility plant, revenue taxes, certain other income and deductions, and federal income taxes.

Certain income and expense accounts common to both LILCO's gas and electric operations prior to the LIPA Transaction have been allocated/determined based on the following basis, which is consistent with the methodology utilized by the State of New York Public Service Commission ("NYPSC") to establish rates.

Common O&M expenses, operating taxes (excluding revenue taxes) and miscellaneous income and deductions were allocated based upon methodologies employing: number of active meters; revenues; utility plant; and labor associated with gas operations, as a percentage of total operations.

Interest income, interest expense and preferred stock dividend requirements were allocated based upon gas utility plant as a percentage of total utility plant, (including certain electric related regulatory assets), adjusted for appropriate deferred federal income taxes.

Depreciation on common plant was allocated based upon an annual study of the utilization of common facilities by the gas and electric operations of LILCO.

The Company believes that the basis of allocation described above is reasonable. Reported results of operations and the financial position of LILCO's gas operations may have been different if such operations were conducted as a separate subsidiary of LILCO, rather than as part of a combined integrated gas and electric company.

Certain common assets which were previously part of LILCO's operations prior to May 28, 1998 have been transferred to other affiliates of the Company (e.g. common plant, inventory, etc.). Income and expenses related to these assets prior to May 28, 1998 have been allocated in the accompanying financial statements. After May 28, 1998, the Company has been charged by affiliated companies for the use of these assets, resulting in an operating expense of $14.4 million for the twelve months ended December 31, 1999 and $9.2 million for the nine months ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.  ACCOUNTING FOR THE EFFECTS OF RATE REGULATION

The Company's accounting records are maintained in accordance with the Uniform System of Accounts prescribed by the NYPSC. The Company's financial statements reflect the ratemaking policies and actions of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises.

The Company is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes the ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, the Company records these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

The following table presents the Company's net regulatory assets at December 31, 1999 and December 31, 1998.
                                                       (IN THOUSANDS OF DOLLARS)
================================================================================
                                        December 31, 1999      December 31, 1998
                                        -----------------      -----------------
Regulatory Assets
   Property taxes                                 $  40,348      $       14,108
   Environmental costs                               77,416              82,294
   Postretirement benefits other than pensions       48,553              48,614
   Costs associated with the KeySpan Acquisition     13,425              10,789
                                                     ------              ------
Total Regulatory Assets                           $ 179,742      $      155,805
Regulatory Liability                                 20,888              23,332
                                                     ------              ------
Total Net Regulatory Assets                       $ 158,854      $      132,473
================================================= =========        ============

The regulatory assets above are not included in the Company's rate base. However, the Company records carrying charges on the property tax and costs associated with the KeySpan Acquisition deferrals. The Company also records carrying charges on its regulatory liability. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. The Company anticipates recovering these costs in its gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, the Company will record the appropriate level of carrying charges. The Company estimates that full recovery of its regulatory assets will not exceed 15 years.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of the Company's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In that event, a write-down of all or a portion of the Company's existing regulatory assets and liabilities could result. If the Company had been unable to continue to apply the provisions of SFAS No. 71 at December 31, 1999, the Company would have applied the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71". The Company estimates that the write-off of its net regulatory asset could result in an after-tax charge to net income of $103.3 million, which would be classified as an extraordinary item. In management's opinion, the Company will be subject to SFAS No. 71 for the foreseeable future.

D.  REVENUES

Utility gas customers are billed monthly and bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

The cost of gas used is recovered when billed to firm customers through the operation of the gas adjustment clause ("GAC") included in the Company's utility tariff. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period. Further, net revenues from tariff gas balancing services, off-system sales and certain on-system interruptible sales are refunded to firm customers subject to certain sharing provisions.

The Company's utility tariff contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

 E. UTILITY PROPERTY - DEPRECIATION AND MAINTENANCE

Property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. Mass properties associated with gas operations, such as meters, are accounted for on an average unit cost basis by year of installation.

Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property. The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense. The composite rates on average depreciable property were as follows:
                  Period                                      Rate
                  ---------                                   ----
         Year Ended December 31, 1999                         2.06%
         Nine Months Ended December 31, 1998                  1.53%
         Fiscal Year Ended March 31, 1998                     2.06%


F. INCOME TAX
In accordance with SFAS No. 109, "Accounting for Income Taxes" the Company provides deferred income taxes on all differences between tax and book bases of assets and liabilities at the current tax rate.

G.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore, adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of December 31, 1999, the Company did not have any derivative financial instruments.


NOTE 2. INCOME TAX

The Company will file a consolidated federal income tax return for calendar year 1999 with the Parent. A tax sharing agreement between the Parent and its subsidiaries provides for the allocation of a realized tax liability or benefit based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax return.

In 1998, the Company incurred a tax net operating loss ("NOL") for federal income tax purposes of $56.4 million for the period May 29, 1998 through December 31, 1998, which can be carried forward for twenty years or until 2017. In accordance with SFAS No. 109 - "Accounting For Income Taxes," the Company believed that it was more likely than not that the tax benefit of this loss would be realized. Therefore, in 1998 a deferred tax asset and a related tax benefit for the tax effect of the NOL carryforward of $19.7 million were recorded.

The Company estimates that the benefit associated with the NOL carryforward from 1998 of $19.7 million will be realized in the Parent's consolidated 1999 federal income tax return. Accordingly, the NOL benefit has been applied in 1999 as a reduction to the Company's current federal income tax provision.

Income tax expense (benefit) is reflected as follows in the Statement of Income:

                                                       (IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------------------
                                                                Nine Months
                                          Year Ended               Ended           Fiscal Year Ended
                                       December 31,1999      December 31, 1998      March 31, 1998
----------------------------------------------------------------------------------------------------
Current  income tax                   $      (25,146)    $          (4,408)    $           9,498
Deferred  income tax                          48,402                (1,961)               16,660
--------  ----------                          ------                -------               ------
                                              23,256                (6,369)               26,158
                                              ------                -------               ------
Current - transaction related (1)                  -               235,722                     -
Deferred - transaction related (2)                 -              (243,239)                    -
----------------------------------            ------              ---------               ------
                                                   -                (7,517)                    -
                                              ------                -------               ------
Total  income tax (benefit)           $       23,256     $         (13,886)    $          26,158
----------------------------------------------------------------------------------------------------

(1) Primarily represents income taxes associated with the sale of assets (the "Transferred Assets") to the Company by LIPA, which taxes were paid by the Company, partially offset by tax benefits recognized upon funding of postretirement benefits.
(2) Primarily represents the deferred federal income taxes necessary to account for the difference between the carryover basis of the assets sold to the Company for financial reporting purposes and the new increased tax basis.



The components of deferred tax assets and (liabilities) reflected in the Balance Sheet are as follows:

                                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                     December 31, 1999        December 31, 1998
--------------------------------------------------------------------------------
Benefits of tax loss carryforwards                 -       $           19,700
Property related differences                  91,571                  122,284
Property taxes                               (24,410)                 (15,020)
Other items - net                            (15,096)                 (26,735)
                                             -------                  -------
Net deferred tax asset               $        52,065       $          100,229
                                     ---------------       ------------------

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35%:

                                                                                   (IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                                Nine Months          Fiscal Year
                                                            Year Ended             Ended                Ended
                                                            December 31,         December 31,          March 31,
                                                                1999                 1998                1998
----------------------------------------------------------------------------------------------------------------
Computed at the statutory rate                   $            22,671 $             (9,022)$            23,350
Adjustments related to:
      Net benefit from LIPA Transaction (1)                        -               (5,677)                  -
      Tax credits                                                  -                    -                (263)
      Excess of book over tax depreciation                         -                    -               3,313
      Other items - net                                          585                  813                (242)
------------------------------------------------ ------------------- -------------------- -------------------
         Total income tax (benefit)              $            23,256 $            (13,886)$            26,158
                                                 =================== ==================== ===================
         Effective income tax rate                               36%                  N/A                 39%
-------------------------------------------------------------------------------------------------------------

     (1)Includes tax benefits relating to (a) the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis and (b) certain credits for financial reporting purposes, including tax benefits recognized on the funding of postretirement benefits, partially offset by income taxes associated with the sale of the Transferred Assets to the Company by LIPA which taxes were paid by the Company.


NOTE 3.  POSTRETIREMENT BENEFITS

PENSION PLANS: Company employees are members of a defined benefit pension plan covering substantially all former LILCO employees. Benefits are based on years of service and compensation. Pension costs are allocated to the Company; related pension obligations and assets are not allocated separately to the Company. Pension expense charged to the Company for the year ended December 31, 1999 was $1.4 million. Pension expense charged to the Company for the nine months ended December 31, 1998 and for the fiscal year ended March 31, 1998 was $11.7 million and $6.0 million respectively. Pension expense for the nine months ended December 31, 1998 includes approximately $8.7 million for a Parent company early retirement program.

The calculation of net periodic pension cost for the plan follows:

                                                                                               (IN THOUSANDS OF DOLLARS)
                                                  Year Ended             Nine Months Ended        Fiscal Year Ended
                                               December 31, 1999         December 31, 1998          March 31, 1998
------------------------------------------ -------------------------  ------------------------ ------------------------
Service cost, benefits earned
    during the period                      $           21,770  $                 15,608 $                 21,114
Interest cost on projected
   benefit obligation                                  63,837                    41,341                   56,379
Return on plan assets                                (216,208)                  (45,792)                (196,300)
Special termination charge  (1)                             -                    57,500                        -
Net amortization and deferral                         137,227                       380                  147,713
                                                      -------                       ---                  -------
Total pension cost                         $            6,626  $                 69,037 $                 28,906
------------------------------------------ ------------------  ------------------------ ------------------------

(1) Parent company early retirement plan completed in December 1998.

The following table sets forth the pension plans' funded status at December 31, 1999 and December 31, 1998. Plan assets principally are common stock and fixed income securities. Company employees account for approximately 15% of the employees participating in the plan.

                                                                           (IN THOUSANDS OF DOLLARS)

                                                     December 31, 1999             December 31, 1998
------------------------------------------------ ------------------------  -------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period     $          (998,473) $                (825,159)
   Service cost                                              (21,770)                   (15,608)
   Interest cost                                             (63,837)                   (41,341)
   Amendments                                                (33,739)                         -
   Actuarial gain (loss)                                     129,600                   (101,202)
   Special termination benefits  (1)                               -                    (57,500)
   Benefits paid                                              66,324                     42,337
                                                              ------                     ------
Benefit obligation at end of period                         (921,895)                  (998,473)
------------------------------------------------ -------------------  -------------------------
Change in plan assets:
   Fair value of plan assets at beginning of period          936,329                    919,100
   Actual return on plan assets                              216,208                     45,792
   Employer contribution                                      17,375                     13,500
   Benefits paid                                             (66,324)                   (42,063)
                                                             -------                    -------
Fair value of plan assets at end of period                 1,103,588                    936,329
------------------------------------------------ -------------------  -------------------------
   Funded status                                             181,693                    (62,144)
   Unrecognized net (gain) from past experience
     different from that assumed and from
     changes in assumptions                                 (325,977)                   (58,701)
   Unrecognized prior service cost                            82,274                     54,234
   Unrecognized transition obligation                          3,163                      4,138
                                                               -----                      -----
Net accrued pension cost                                    $(58,847)                 $ (62,473)
------------------------------------------------ -------------------  -------------------------

(1) Parent company early retirement plan completed in December 1998.



                                                                       Nine Months
                                                 Year Ended               Ended           Fiscal Year Ended
                                              December 31, 1999     December 31, 1998       March 31, 1998
------------------------------------------  --------------------- --------------------- ----------------------
Assumptions:
   Obligation discount                              7.50%                 6.50%                 7.00%
   Asset return                                     8.50%                 8.50%                 8.50%
   Average annual increase in compensation          5.00%                 5.00%                 4.50%

------------------------------------------  --------------------- --------------------- ----------------------

INFORMATION ON THE LILCO SUPPLEMENTAL PLAN
The Supplemental Plan in effect prior to May 28, 1998 provided supplemental death and retirement benefits for LILCO officers and other key executives without contribution from such employees. The Supplemental Plan was a non-qualified plan under the Internal Revenue Code of 1986, as amended (the "Code"). For the fiscal year ended March 31, 1998, a charge of $31 million was recorded relating to certain benefits earned by former officers of LILCO relating to the termination of their annuity benefits earned through the supplemental retirement plan and other executive retirement benefits. This charge, which was not recovered from ratepayers, resulted from the application of certain provisions in the employment contracts of LILCO officers. The Company's share of this charge was approximately $6 million and is reflected in other income and deductions in the Statement of Income.

OTHER POSTRETIREMENT BENEFITS: Company employees are members of a noncontributory defined benefit plan under which is provided certain health care and life insurance benefits for all former LILCO retired employees. The Parent and, prior to the KeySpan Acquisition, LILCO had been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Code.

Other postretirement costs are allocated to the Company; related other postretirement obligations and assets are not allocated separately to the Company. Other postretirement expense charged to the Company for the year ended December 31, 1999 was $2.3 million. Other postretirement expense charged to the Company for the nine months ended December 31, 1998 and for the fiscal year ended March 31, 1998 was $2.0 million and $6.7 million, respectively.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

                                                                                              (IN THOUSANDS OF DOLLARS)
                                                                            Nine Months
                                                  Year Ended                   Ended              Fiscal Year Ended
                                               December 31, 1999         December 31, 1998          March 31, 1998
------------------------------------------ -------------------------  -----------------------  ------------------------
Service cost, benefits earned
     during the period                     $         12,317  $                 7,047  $                 12,204
Interest cost on accumulated post-
     retirement benefit obligation                   29,867                   17,950                    27,328
Return on plan assets                               (63,049)                 (14,305)                   (6,164)
Special termination charge (1)                            -                    2,397                         -
Net amortization and deferral                        29,885                  (14,934)                  (10,468)
                                                     ------                  -------                   -------
Other postretirement (benefit) cost        $          9,020  $                (1,845) $                 22,900
------------------------------------------ ----------------  -----------------------  ------------------------

(1) Parent company early retirement plan completed in December 1998.

The following table sets forth the plan's funded status at December 31, 1999 and December 31, 1998. Plan assets principally are common stock and fixed income securities. Company employees account for approximately 15% of the employees participating in the plan.

                                                                                (IN THOUSANDS OF DOLLARS)
                                                        December 31, 1999         December 31, 1998
---------------------------------------------------  ------------------------  ------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period         $       (491,055) $               (358,941)
   Service cost                                               (12,317)                   (7,047)
   Interest cost                                              (29,867)                  (17,950)
   Plan participants' contributions                               152                         -
   Amendments                                                   7,256                         -
   Actuarial gain (loss)                                       84,437                  (114,960)
   Special termination benefits (1)                                 -                    (2,397)
   Benefits paid                                               21,275                    10,240
                                                               ------                    ------
Benefit obligation at end of period                          (420,119)                 (491,055)
---------------------------------------------------  ----------------  ------------------------
Change in plan assets:
   Fair value of plan assets at beginning of period           372,470                   108,165
   Actual return on plan assets                                63,049                    14,305
   Employer contribution                                          296                   250,000
   Plan participants' contribution                                152                         -
   Benefits paid                                              (21,275)                        -
                                                              -------                    ------
Fair value of plan assets at end of period                    414,692                   372,470
---------------------------------------------------  ----------------  ------------------------
   Funded status                                               (5,427)                 (118,585)
   Unrecognized net (gain) loss from past  experience
     different from that assumed and from changes in
     assumptions                                              (85,957)                   27,557
   Unrecognized prior service cost                             (7,113)                      166
                                                               ------                       ---
Accrued benefit cost                                 $        (98,497) $                (90,862)
---------------------------------------------------  ----------------  ------------------------

(1) Parent company early retirement plan completed in December 1998.


                                                    Year Ended          Nine Months Ended        Fiscal Year Ended
                                                 December 31, 1999       December 31, 1998         March 31, 1998
--------------------------------------------- ---------------------- ------------------------ -----------------------
Assumptions:
 Obligation discount                                  7.50%                   6.50%                    7.00%
 Asset return                                         8.50%                   8.50%                    8.50%
 Average annual increase in compensation              5.00%                   5.00%                    4.50%
--------------------------------------------- ---------------------- ------------------------ -----------------------

The measurement of plan liabilities also assumes a health care cost trend rate of 6% annually. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 1999 by $56.7 million and the net periodic health care expense by $5.8 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 1999 by $46.7 million and the net periodic health care expense by $4.8 million.

In 1994, LILCO established VEBA trusts for union and non-union employees for the funding of costs collected in rates for postretirement benefits. For the fiscal year ended March 31, 1998, the trusts were funded with a contribution of $21 million. In May 1998, an additional $250 million was funded into the trusts.


NOTE 4. CAPITAL STOCK

COMMON STOCK: Currently the Company has 100 shares of authorized common stock. On May 28, 1998, pursuant to the LIPA Transaction and upon the transfer of assets to the Company, the Company's common equity was initially established. The Company issued 100 shares of common stock at $0.01 per share to the Parent and recorded $659.1 million as the Parent's investment on May 28, 1998. Since, for accounting purposes, the Company commenced operations on May 29, 1998 it had no retained earnings as of that date. Retained earnings, therefore, at December 31, 1998 reflect earnings for the period May 29, 1998 through December 31, 1998 only.

NOTE 5. LONG-TERM DEBT

PROMISSORY NOTES: In accordance with the LIPA Agreement, the Parent issued promissory notes to LIPA which represented an amount equivalent to the sum of:
(i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms as the debt referred to in items (i) and (ii) above. The Parent then allocated $574.3 million of these promissory notes to the Company, which represented the 7.30% Series Debentures due July 15, 1999 and an allocated portion of the 8.20% Series Debentures due March 15, 2023. The debt allocated to the Company contains the same terms as the 7.30% Series and 8.20% Series Debentures.

On June 15, 1999 the Parent, in accordance with the LIPA Agreement, extinguished its obligation under the promissory note to LIPA relating to the 7.30% Series Debenture due July 15, 1999. The Parent's obligation for these debentures of $411.5 million consisted of the principal amount of $397 million and $14.5 million of interest accrued and unpaid. On February 1, 2000, the Company issued $400 million of 7.875 % Medium Term Notes due February 1, 2010. The net proceeds from the issuance of these notes were used to repay the Parent for its costs in extinguishing the promissory notes as indicated. The carrying value of the remaining promissory note at December 31, 1999 was $175.9 million.

In 1999, the Company transferred certain investments and related assets and liabilities to the Parent. As part of this reorganization, $1.4 million of promissory notes were transferred to the Parent. The investments and related assets were immaterial.

DEBT MATURITY SCHEDULE: The Company does not have any long-term debt maturing in the next five years.

NOTE 6. CONTRACTUAL OBLIGATIONS, CONTINGENCIES AND FAIR VALUES

LONG-TERM DEBT: In addition to the Company's allocated share of the promissory notes due LIPA, the Company, as well as certain other affiliates of the Parent, is jointly and severally obligated for each of the promissory notes due LIPA. At December 31, 1999, the total remaining balance of these promissory notes amounted to $602.4 million, of which $175.9 was allocated to the Company.

LEASE OBLIGATIONS: The Parent allocates applicable lease costs to its various affiliates. Lease costs allocated to the Company amounted to $5.3 million in 1999 reflecting, primarily, lease costs for corporate facilities, land, computer equipment, vehicles and power operated equipment. Lease costs for the nine months ended December 31, 1998 were $4.5 million.

FIXED CHARGES UNDER FIRM CONTRACTS: The Company has entered into various contracts for gas delivery, storage and supply services. The contracts have remaining terms that cover from one to fourteen years. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $104 million. The Company is liable for these payments regardless of the level of service it requires from third parties. Such charges are, currently, recovered from utility customers as gas costs. In response to a NYPSC policy statement regarding gas industry restructuring, the Company estimated that, if it were to continue to recover the demand charges for the next five years, then the estimated strandable costs (contract costs above market value) for contracts that will not expire by 2005 and would not be needed to provide service to firm transportation customers will be, on a present value basis, approximately $36 million. For purposes of this calculation, the Company has assumed that, if it exited the merchant function and if it were necessary to assign the contracts to third parties, the Company could recover the market value of the underlying assets. Therefore, the difference between the contract costs and the market value is the potential "strandable" costs.

LEGAL MATTERS: From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. The Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANT SITES: The Company has identified, to date, nineteen manufactured gas plant ("MGP") sites which were historically owned or operated by the Company or its predecessors. Operations at these plants in the early 1900's may have resulted in the release of hazardous substances. These former sites, some of which are no longer owned by the Company, have been identified to both the DEC for inclusion on appropriate waste site inventories and the NYPSC. The currently-known conditions of these former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves that are discussed below.

In 1998 the DEC notified the Company that the Sag Harbor and Rockaway Park MGP sites owned by the Company would require remediation under the State's Superfund program. Accordingly, the Sag Harbor and Rockaway Park sites became the subject of one Administrative Consent Order ("ACO"), between the Company and the DEC in March 1999. Four other MGP sites, Bay Shore, Glen Cove, Halesite and Hempstead are the subject of a second ACO, which the Company executed with the DEC in September 1999. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health.

The Company was also requested by the DEC to perform preliminary site assessments at the Patchogue, Babylon, Far Rockaway, Garden City and Hempstead (Clinton St.) MGP sites, each of which were formerly owned by LILCO, under a third ACO entered into in September 1999. Initial studies based on existing available documentation have been completed for each such site and the DEC has requested that the Company collect additional samples at each of the subject properties.

Thus, the eleven sites discussed above are currently the subject of ACOs between the Company and the DEC. The final end uses for these sites and therefore, acceptable remediation goals have not yet been determined. The Company is required to prepare a feasibility study for the remediation of each such site, based on cleanup levels derived from risk analyses associated with the proposed or anticipated future use of the properties. The schedule for completing this phase of the work under the ACOs for the identified sites discussed above extends through 2001.

The Company has recently identified eight additional sites to the DEC, Brooklyn/Kings County Lighting, Brooklyn (New Utrecht Avenue), Glenwood Landing, Riverhead, Inwood, Saltaire,

Southold and East Hampton. The Company has not been requested to conduct site investigation activity by the DEC at these eight sites and is currently unable to determine what, if any, additional costs will be incurred to remediate these eight sites.

It is also possible, based on future investigation, that the Company may be required to undertake investigation and potential remediation efforts at other currently unknown former MGP sites. However, the Company is currently unable to determine whether or to what extent such additional costs may be incurred.

The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. Accordingly, the Company presently estimates the cost of its MGP-related environmental cleanup activities will be $76.7 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. As previously indicated, the total MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

The Company's NYPSC approved rate plan provides for the recovery of such investigation and remediation costs. At December 31, 1999, the Company has reflected a regulatory asset of $77.4 million. Expenditures incurred through December 31, 1999 by the Company with respect to MGP-related activities total $5.3 million.

Periodic discussions by the Company with insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same, and additional, insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The state court action is being conducted by the Parent on behalf of the Company. The outcome of this proceeding cannot yet be determined.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Long-term debt allocated to the Company consists of publicly traded Debentures, the fair value of which is estimated on quoted market prices for the same or similar issues. The Debentures are included in the promissory notes to LIPA. As previously indicated, there is no maturing long-term debt within the next five years.

The fair values and carrying amounts of the Company's long-term debt at December 31, 1999 and December 31, 1998 were as follows:


(IN THOUSANDS OF DOLLARS)            Fair Value          Carrying Amount
------------------------------  -----------------      -------------------
DECEMBER 31, 1999              $        563,349        $       572,904
December 31, 1998              $        597,325        $       574,259
------------------------------  -------------------    -------------------


NOTE 7. RELATED PARTY TRANSACTIONS

The Company engages in various transactions with affiliates of the Parent. In addition, all cash collected from the Company's gas customers is collected and held by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. The Company is also obligated to reimburse the Parent for the Company's allocated share of principal and interest on the promissory notes due to LIPA. At December 31, 1999 and December 31, 1998 the Company had a current intercompany accounts receivable balance of $43.4 million and $32.6 million from the Parent's corporate and administrative subsidiary, approximating interest payments on the Company's allocated share of long-term debt for the year ended December 31, 1999 and the nine months ended December 31, 1998.

The balance of intercompany accounts payable amounted to $258.1 million and $181.0 million at December 31, 1999 and December 31, 1998, respectively. This balance reflects, primarily, the Company's allocated pension and other postretirement liability due to the Parent and natural gas purchases.

The Company incurs expenses related to services it provides to affiliates of the Parent. These expenses are offset by intercompany billings to the various affiliates of the Parent for which the Company provides such services. Billings to various affiliates of the Parent amounted to $3.6 million and $2.0 million for the year ended December 31, 1999 and the nine months ended December 31, 1998, respectively. These billings reduced operations expense in the accompanying Income Statement.

NOTE 8. SALE OF LILCO ASSETS, ACQUISITION OF KEYSPAN ENERGY CORPORATION AND TRANSFER OF ASSETS AND LIABILITIES TO THE PARENT

On May 28, 1998, pursuant to the Agreement and Plan of Merger, dated as of June 26, 1997 as amended, by and among the Parent, LILCO, LIPA, and LIPA Acquisition Corp. (the "Merger Agreement"), LIPA acquired all of the outstanding common stock of LILCO for $2.4975 billion in cash and thereafter directly or indirectly assumed certain liabilities including approximately $3.4 billion in debt. In addition, LIPA reimbursed LILCO $339.1 million related to certain series of preferred stock which were redeemed by LILCO prior to May 28, 1998. Immediately prior to such acquisition, all of LILCO's assets employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric transmission and distribution ("T&D") business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to the Parent and transferred to wholly-owned subsidiaries of the Parent at the Parent's direction.

Moreover, all of LILCO's outstanding long-term debt as of May 28, 1998, except for its 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to the Parent, was assumed by LIPA. In accordance with the LIPA Transaction, the Parent issued promissory notes to LIPA amounting to $1.048 billion which represented an amount equivalent to the sum of (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding as of May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms to the debt referred to in items (i) and (ii) above. (See Note 5, "Long-Term Debt" for additional information.)

On May 28, 1998, immediately subsequent to the LIPA Transaction, KSE was merged with and into a subsidiary of the Parent, pursuant to an Agreement and Plan of Exchange and Merger, dated as of December 29, 1996, between LILCO and Brooklyn Union. This agreement was amended and/or restated as of February 7, 1997, June 26, 1997, and September 29, 1997, to reflect certain technical changes and the assignment by Brooklyn Union of all of its rights and obligations under the agreement to KSE. On September 29, 1997, KSE became the parent company of Brooklyn Union when Brooklyn Union reorganized into a holding company structure.

NOTE 9. TAX  BENEFITS  AND COSTS  RELATED TO THE LIPA  TRANSACTION  AND  SPECIAL
CHARGES

In 1998, the Company recognized tax benefits of $7.5 million primarily reflecting (a) the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis and (b) certain credits for financial reporting purposes, including tax benefits recognized on the funding of postretirement benefits, partially offset by income taxes associated with the sale of the Transferred

Assets to the Company by LIPA, which taxes were paid by the Company. In addition, the Company incurred an after-tax charge of $5.6 million for an early retirement program initiated by the Parent in December 1998. (The before-tax, early retirement charge of $8.7 million has been recorded as an operations expense.)

NOTE 10.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The following is a table of financial data for each quarter of the Company's year ended December 31, 1999.

                                                                          (IN THOUSANDS OF DOLLARS)
                                      Quarter Ended    Quarter Ended   Quarter Ended  Quarter Ended
                                         3/31/99          6/30/99         9/30/99        12/31/99
-----------------------------------------------------------------------------------------------------
Operating revenues                   $     268,302    $      99,971    $    72,956    $    195,859
Operating income  (loss)             $      78,989    $       9,844    $   (12,594    $     38,863
Net income (loss)                    $      42,930    $      (2,184)   $   (15,163)   $     15,934
-----------------------------------------------------------------------------------------------------

The following is a table of financial data for each quarter of the Company's nine month period ended December 31, 1998.
                                                       (IN THOUSANDS OF DOLLARS)

                                 Quarter Ended   Quarter Ended     Quarter Ended
                                      6/30/98         9/30/98          12/31/98
--------------------------------------------------------------------------------
Operating revenues                $     104,772     $    71,760    $  180,102
Operating income                  $       2,406     $       265    $   22,183
Net income (loss)                 $      (4,119)    $    (10,787)  $    3,015
Earnings (loss) for common stock  $      (5,175)    $    (10,787)  $    3,015
--------------------------------------------------------------------------------

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of KeySpan Gas East Corporation d/b/a KeySpan Energy:

We have audited the accompanying Balance Sheet and Statement of Capitalization of KeySpan Gas East Corporation (a New York corporation and a wholly owned subsidiary of KeySpan Corporation) as of December 31, 1999 and December 31, 1998 and the related Statements of Income, Retained Earnings and Cash Flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1(B) to the accompanying financial statements, prior to May 28, 1998, the Company was part of the integrated gas and electric operations of Long Island Lighting Company. Therefore, the accompanying Statement of Income for the fiscal year ended March 31, 1998 and the period April 1, 1998 through May 28, 1998 (which period is included in the accompanying Statement of Income for the nine months ended December 31, 1998) are based upon allocations of certain revenues and expenses relating to such integrated operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of KeySpan Gas East Corporation as of December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

January 27, 2000
New York, New York



                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                            (IN THOUSANDS OF DOLLARS)


                        Column A                              Column B          Column C        Column D      Column E
----------------------------------------------------------------------------------------------------------------------
                                                                               Additions
----------------------------------------------------------------------------------------------------------------------


                                                                                                              Balance
                                                             Balance at        Charged to                        at
                                                              Beginning        Costs and       Deduction       End of
                      Description                             of Period         Expenses          (1)          Period
--------------------------------------------------------  -----------------  --------------  -------------- ------------
TWELVE MONTHS ENDED DECEMBER 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts                           $     5,586        $    4,413      $    4,689     $   5,310
NINE MONTHS ENDED DECEMBER 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts                           $     7,726        $    5,593      $    7,733     $   5,586
TWELVE MONTHS ENDED MARCH 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts                           $     8,168        $    4,852      $    5,294     $   7,726
--------------------------------------------------------  -----------------  --------------  -------------- ------------

(1) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not required

ITEM 11.  EXECUTIVE COMPENSATION

Not required

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not required

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not required

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.         FINANCIAL STATEMENTS

The following financial statements of the Company and report of independent accountants are filed as part of this Report:

              Report of Independent Public Accountants

              Statement of Income for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.

              Statement of Retained Earnings for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.

              Balance Sheet at December 31, 1999 and December 31, 1998.

              Statement of Capitalization at December 31, 1999 and December 31, 1998.

              Statement of Cash Flows for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.

              Notes to Financial Statements

2.            FINANCIAL STATEMENTS SCHEDULES

Schedule of Valuation and Qualifying Accounts for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

Exhibits listed below which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

         *3.1 Certificate of Incorporation of the Company effective May 7, 1998, Amendment to Certificate of Incorporation of the Company effective May 27,1998, Amendment to Certificate of Incorporation of the Company effective October 26, 1998.

         *3.2     ByLaws of the Company In Effect on May 7, 1998.

          4.1 Indenture, dated December 1, 1999, between KeySpan Gas East Corporation, the Registrants, KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with the respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-92003-01)

          4.2 Form of Medium-Term Note issued in connection with the issuance of 7 7/8% notes (filed as Exhibit 4, to KeySpan Corporation's Form 8-K on February 1, 2000)

          *24.1 Powers of Attorney executed by Directors and Officers of the Company

          *24.2 Certified copy of Resolution of Board of Directors authorizing signature pursuant to power of attorney

          *27 Financial Data Schedule on Schedule U-T for the fiscal year ended December 31, 1999

* Filed herewith

4.   REPORTS ON FORM 8-K

None

                                   SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             KEYSPAN GAS EAST CORPORATION
                                             d/b/a Brooklyn Union of Long Island




April 14, 2000                                By: /s/ Anne C. Jordan
                                                  ------------------
                                                  Anne C. Jordan
                                                  Vice President and Chief
                                                  Financial Officer




April 14, 2000                                By: /s/ Paul R. Nick
                                                  ----------------
                                                  Paul R. Nick
                                                  Controller and Chief
                                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2000.


     /s/Anne C. Jordan                Vice-President and Chief Financial Officer
     -------------------
        Anne C. Jordan                  (Principal financial officer)



     /s/Paul R. Nick                 Controller and Chief Accounting Officer
     -------------------
        Paul R. Nick                    (Principal accounting officer)




            *                        Director
     -----------------------
      Wallace P. Parker Jr.




             *                       Director
     -----------------------
      George B. Jongeling




     By: /s/Anne C. Jordan
     ---------------------
        ATTORNEY-IN-FACT


* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.