Form 10-Q
period 2000-03-31
KEYSPAN GAS EAST CORP
filed 2000-05-12
CIK 1103100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                -------------------------------------------------
                                       OR
    ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     ---------------------

                         Commission file number 333-92003-01
                                                -------------

                          KEYSPAN GAS EAST CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                   11-3434848
----------------------------------------      --------------------------------
(State or other jurisdiction of )           (I.R.S. Employer Identification No.)
 incorporation or organization)


     175 East Old Country Road, Hicksville, New York        11801
     ---------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)



                                 (631) 755-6650
                                 ---------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                            Outstanding
  -----------------------                          ------------
      $.01 par value                   All Common stock, 100 shares, are held by
                                                  KeySpan Corporation

The  registrant  meets  the  conditions  set  forth  in  Generation  Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          KEYSPAN GAS EAST CORPORATION

                                      INDEX

         Part I.   FINANCIAL INFORMATION                               Page No.
                                                                       --------

Item 1. Financial Statements

         Statement of Income -
         Three Months Ended March 31, 2000 and 1999                         3

         Balance Sheet -
         March 31, 2000 and December 31, 1999                               4

         Statement of Cash Flows -
         Three Months Ended March 31, 2000 and 1999                         6

         Notes to Financial Statements                                      7

Item 2. Management's Discussion and Analysis Of Financial
         Condition and Results of Operations                                10



          Part II.   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   14


Signatures                                                                  15

                               STATEMENT OF INCOME
                                   (Unaudited)
                            (IN THOUSANDS OF DOLLARS)




                                                                 THREE MONTHS           Three Months
                                                                     ENDED                   Ended
                                                                 MARCH 31, 2000          March 31, 1999
------------------------------------------------------------- ----------------------  ---------------------
REVENUES                                            $                298,660     $          268,302
                                                          ------------------       ----------------
OPERATING EXPENSES
Purchased gas                                                        144,262                127,498
Operations and maintenance                                            41,383                 28,474
Depreciation, depletion and amortization                               8,839                  7,168
Operating taxes                                                       27,291                 26,173
                                                          ------------------       ----------------
Total Operating Expenses                                             221,775                189,313
                                                          ------------------       ----------------

OPERATING INCOME                                                      76,885                 78,989
OTHER INCOME                                                           2,054                    505
                                                          ------------------       ----------------
INCOME BEFORE INTEREST CHARGES
  AND INCOME TAXES                                                    78,939                 79,494
INTEREST CHARGES                                                      12,201                 13,469
INCOME TAXES                                                          23,105                 23,095
                                                          ------------------       ----------------
NET INCOME                                                $           43,633       $         42,930
                                                          ==================       ================















               See accompanying Notes to the Financial Statements.

                                  BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                       MARCH 31, 2000              December 31, 1999
                                                                        (Unaudited)                     (Audited)
                                                                      ---------------              ------------------
ASSETS
CURRENT ASSETS
   Customer accounts receivable                              $             160,071    $                  122,889
   Accounts receivable, intercompany                                        45,924                        43,405
   Other accounts receivable                                               124,684                       117,738
   Allowance for uncollectible accounts                                    (10,226)                       (5,310)
   Gas in storage, at average cost                                          14,573                        72,741
   Materials and supplies, at average cost                                   6,035                         5,507
   Other                                                                     1,180                         1,445
                                                                  ----------------                ---------------
                                                                           342,241                       358,415

PROPERTY
   Gas                                                                   1,414,701                     1,393,533
   Accumulated depreciation                                               (253,313)                     (245,956)
                                                                  ----------------               ----------------
                                                                         1,161,388                     1,147,577
                                                                  ----------------               ----------------
DEFERRED CHARGES
   Regulatory assets                                                       184,759                       179,742
   Deferred income tax                                                      46,713                        52,065
   Other                                                                       588                           373
                                                                  ----------------      ------------------------
                                                                           232,060                       232,180
                                                                  ----------------      ------------------------
TOTAL ASSETS                                                 $           1,735,689    $                1,738,172
                                                                  ================      ========================












               See accompanying Notes to the Financial Statements.

                                  BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)



                                                                       MARCH 31, 2000          December 31, 1999
                                                                        (Unaudited)                (Audited)
                                                                   -----------------------  ------------------------
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
   Current maturities of long-term debt                      $                    -       $         397,000
   Accounts payable and accrued expenses                                    118,941                 142,481
   Taxes accrued                                                             11,836                   5,005
   Customer deposits                                                          3,945                   3,845
   Interest accrued                                                           5,162                       -
                                                                   ----------------      ------------------
                                                                            139,884                 548,331
                                                                   ----------------      ------------------

INTERCOMPANY ACCOUNTS PAYABLE, LONG-TERM                                    215,242                 258,079
                                                                   ----------------      ------------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                                    26,259                  20,888
   Operating reserves and other                                              81,693                  81,896
                                                                    ---------------       -----------------
                                                                            107,952                 102,784
                                                                   ----------------      ------------------

CAPITALIZATION
   Premium on capital stock                                                 657,862                 657,862
   Retained earnings                                                         38,845                  (4,788)
                                                                  -----------------        -----------------
   Total common shareholders' equity                                        696,707                 653,074
   Long-term debt                                                           575,904                 175,904
                                                                  -----------------        -----------------
TOTAL CAPITALIZATION                                                      1,272,611                 828,978
                                                                   ----------------      ------------------

TOTAL LIABILITIES AND CAPITALIZATION                         $            1,735,689       $       1,738,172
                                                                   ================      ==================












               See accompanying Notes to the Financial Statements.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (IN THOUSANDS OF DOLLARS)

                                                                                THREE MONTHS        Three Months
                                                                                   ENDED                Ended
                                                                               MARCH 31, 2000       March 31, 1999
--------------------------------------------------------------------------- -------------------- -------------------
OPERATING ACTIVITIES
Net Income                                                                 $      43,633         $    42,930
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation, depletion and amortization                                        8,839               7,168
   Deferred income tax                                                             5,352              23,095
CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable and accrued revenues                                      (41,732)            (74,465)
   Materials and supplies, fuel oil and gas in storage                            57,640              57,533
   Accounts payable and accrued expenses                                         (16,709)             10,901
   Interest accrued                                                                5,162                   -
   Other                                                                            (453)             (9,728)
                                                                           -------------      --------------
Net Cash Provided by Operating Activities                                         61,732              57,434
                                                                           -------------      --------------

INVESTING ACTIVITIES
Capital expenditures                                                             (21,895)            (16,796)
                                                                           -------------      --------------
Net Cash (Used in) Investing Activities                                          (21,895)            (16,796)
                                                                           -------------      --------------

FINANCING ACTIVITIES
Issuance of long-term debt                                                       400,000                   -
Repayment of long-term debt                                                     (397,000)                  -
Intercompany accounts payable - long-term debt                                   (42,837)            (40,638)
                                                                           -------------      --------------
Net Cash (Used in) Financing Activities                                          (39,837)            (40,638)
                                                                           -------------      --------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   -                   -
                                                                           =============      ==============

Cash and cash equivalents at beginning of period                           $           -       $           -
Net Increase (Decrease) in cash and cash equivalents                                   -                   -
                                                                           -------------      --------------
Cash and Cash Equivalents at End of Period (See Note 5)                    $           -       $           -
                                                                           =============      ==============











               See accompanying Notes to the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

   KeySpan Gas East Corporation, d/b/a KeySpan Energy Delivery Long Island (the "Company") is a wholly owned subsidiary of KeySpan Corporation d/b/a KeySpan Energy (the "Parent"). The Company provides gas distribution services to approximately 478,000 customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of the Borough of Queens.

1.    BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

2.    REVENUES

   The gas distribution business is influenced by seasonal weather conditions. Annual gas revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations for gas distribution operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Results for the quarter ended June 30 are marginally profitable or unprofitable, and losses are generally incurred in the quarter ended September 30.

   The Company operates under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

3.    ENVIRONMENTAL MATTERS

   The Company has identified nineteen manufactured gas plant ("MGP") sites which were historically owned or operated by the Company (or its predecessors). These former sites, some of which are no longer owned by the Company, have been identified to the New York State Department of Environmental Conservation ("DEC") for inclusion on appropriate waste site inventories.

   The Company presently estimates the cost of its MGP-related environmental cleanup activities will be approximately $77 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. The currently-known conditions of the former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves. The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs.

   Eleven sites identified are currently the subject of Administrative Consent Orders ("ACO") with the DEC and one recently identified site is subject to the negotiation of an agreement under the DEC's Voluntary Clean-up Program. The Company's remaining MGP sites have also recently been identified to the DEC and may not become subject to ACOs in the future; accordingly no liability has been accrued for these sites.

   The current rate plan in effect provides for recovery of environmental costs. At March 31, 2000, the Company has reflected a regulatory asset of approximately $77 million. Expenditures incurred to date by the Company with respect to MGP-related activities total $5.4 million.

4.    ISSUANCE OF LONG-TERM DEBT

     In December 1999, the Company and the Parent jointly filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in anticipation of issuing up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010, the net proceeds of which were used to repay the Parent for its costs in extinguishing certain promissory notes due LIPA that matured in June 1999. The Medium Term Notes are fully and unconditionally guaranteed by the Parent.

5.    RELATED PARTY TRANSACTIONS

   The Company engages in various transactions with affiliates of the Parent. In addition, all cash collected from the Company's gas customers is collected and held by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. The Company is also obligated to reimburse the Parent for the Company's allocated share of principal and interest on the promissory notes due to the Long Island Power Authority ("LIPA"). At March 31, 2000 and December 31, 1999, the Company had a current intercompany accounts receivable balance of $45.9 million and $43.4 million from the Parent's corporate and administrative subsidiary, approximating twelve months of interest payments on the Company's long-term debt outstanding at March 31, 2000 and December 31, 1999, respectively.

   The balance of intercompany accounts payable amounted to $215.2 million and $258.1 million at March 31, 2000 and December 31, 1999, respectively. This balance reflects, primarily, the Company's allocated pension and other postretirement liability due to the Parent, as well as natural gas purchases.

   The Company incurs expenses related to services it provides to affiliates of the Parent. These expenses are offset by intercompany billings to the various affiliates of the Parent for which the Company provides such services. Billings to various affiliates of the Parent amounted to $0.4 million and $0.8 million for the quarter ended March 31, 2000 and March 31, 1999, respectively. These billings reduced operating expenses in the accompanying Income Statement.

6.    ACQUISITION OF EASTERN ENTERPRISES

   On November 4, 1999, the Parent and Eastern Enterprises ("Eastern") announced that the companies had signed a definitive merger agreement under which the Parent will acquire all of the common stock of Eastern for $64.00 per share in cash. The Agreement and Plan of Merger is included as an exhibit to the Parent's Form 8-K filed on November 5, 1999.

   In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth shares at a price per share of $61.13. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction.

   The merger is conditioned upon the approval the of the SEC. Shareholders of both Eastern and EnergyNorth, as well as the New Hampshire Public Utility Commission (with respect to Eastern's acquisition of EnergyNorth) have approved the transactions. The Parent anticipates that the transaction will be consummated in the third or fourth quarter of 2000, but is unable to determine when or if the required approval will be obtained.

   Eastern owns and operates Boston Gas Company, Colonial Gas Company, Essex Gas Company, Midland Enterprises Inc., Transgas Inc., and ServicEdge Partners, Inc.

7.    NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore, adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of March 31, 2000, the Company did not have any derivative financial instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES AND GAS SALES QUANTITIES

The table below highlights net revenues and sales quantity statistics for the Company for the periods indicated.

                            (IN THOUSANDS OF DOLLARS)

                                       Three Months Ended     Three Months Ended
                                           March 31, 2000        March 31, 1999
-------------------------------------- ----------------------------------------
Revenues                            $         298,660 $               268,302
Purchased gas                                 144,262                 127,498
Revenue taxes                                  11,790                  12,900
                                       --------------           -------------
Net Revenues                                  142,608                 127,904
----------------------------------- ----------------- -----------------------
Firm gas sales (MDTH)                          26,879                  25,241
Firm transportation (MDTH)                      2,260                   2,172
Transportation -
   Electric Generation (MDTH)                  12,786                   8,488
Other sales (MDTH)                             10,643                   8,725
Warmer than normal                               8.7%                    8.2%
----------------------------------- ----------------- -----------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.


Net gas revenues increased during the first quarter of 2000, as compared to the first quarter of last year, by $14.7 million, due primarily to the addition of new gas customers and oil to gas conversions. Long Island has a very low natural gas saturation rate and significant gas-sales growth opportunities are believed to be available. The Company estimates that only 28% of one and two-family homes on Long Island currently use natural gas for space heating, while 28% of the multi-family market and 69% of the commercial market use gas for space heating. The Company will seek growth through the expansion of its distribution system as well as through the conversion of residential homes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm gas sales and transportation quantities increased during the first quarter of 2000, as compared to the same period last year, due to an increase in normalized firm sales resulting from gas-sales growth. Firm gas transportation quantities increased slightly in the first quarter of 2000, as the Company continues its natural gas deregulation initiatives. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

Transportation   quantities   related  to  electric   generation,   reflect  the
transportation of gas to the Parent's electric generating facilities located on Long Island. Net revenues from these volumes are minimal.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of the Company's service territory) and related transportation. A subsidiary of the Parent, which is responsible for gas procurement and off-system sales, has an agreement with Coral Energy Resources, L.P., a subsidiary of Shell Oil Company ("Coral") in which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of the Company. A sharing agreement exists between gas ratepayers and the Company for off-system gas transactions. The Company's share of the profits on such transactions is then shared with Coral. The Company also shares in revenues arising from certain transactions initiated by Coral.

OPERATING EXPENSES

Comparative operating expenses increased by $32.5 million, or 17.1%, in the first quarter of 2000 as compared to the corresponding period last year. The increase in gas costs for the first quarter of 2000 as compared to the first quarter of last year was due to the increase in gas sales growth, as discussed above and increases in gas prices generally. Variations in gas costs have little impact on operating results as the current gas rate structure includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers. Operations and maintenance expense in the first quarter of 2000 reflects, generally, higher labor costs and associated employee benefit expenses, and additional provisions for uncollectible accounts. The increase in depreciation and amortization expense generally reflects continued property additions. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

OTHER EXPENSES

 Income tax expense reflects the higher level of pre-tax income for the quarter ended March 31, 2000 as compared to the corresponding quarter last year.

LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY

Cash flow from operations reflects continued gas-sales growth through new customer additions and oil to gas conversions. The Company does not maintain a cash balance. All cash generated from billings to customers for gas service is maintained by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. (See
Note 5 to the Financial Statements, "Related Party Transactions".) The Company records as an intercompany accounts receivable or intercompany accounts payable to the Parent's corporate and administrative subsidiary the difference between the cash received from customers compared to third party payments. At March 31, 2000, the Company had an intercompany accounts payable of $215.2 million due to the Parent's corporate and administrative subsidiary. In addition, at March 31, 2000 the Company had a current intercompany accounts receivable balance of $45.9 million from the Parent's corporate and administrative subsidiary, approximating twelve months of interest payments on the Company's long-term debt outstanding at March 31, 2000.

CAPITAL EXPENDITURES

Capital expenditures were $21.9 million for the quarter ended March 31, 2000 and were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. The amount of capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

FINANCING

In December 1999, the Company and the Parent jointly filed a shelf registration statement with the Securities and Exchange Commission in anticipation of issuing up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from the issuance were used to repay the Parent for its costs in extinguishing certain promissory notes due LIPA that matured in June 1999. The notes issued are fully and unconditionally guaranteed by the Parent.


GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the Public Service Commission of the State of New York ("NYPSC") approved a Stipulation and Agreement ("Stipulation") among KeySpan Energy Delivery New York, Long Island Lighting Company, the Staff of the NYPSC and six other parties that established gas rates for the Company. (For more information on these agreements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities will be approximately $77 million and has recorded a related liability for such amount. Further, as of March 31, 2000, the Company has expended a total of $5.4 million. (See Note 3 to the Financial Statements "Environmental Matters".)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to the Company's future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the Securities and Exchange Commission. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(27)* Financial Data Schedule on Schedule U-T for the quarter ended March 31, 2000.





-------------------------
*Filed Herewith

                          KEYSPAN GAS EAST CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                               KEYSPAN GAS EAST CORPORATION
                                               ----------------------------
                                               (Registrant)



Date: May 12, 2000                              /s/ Anne C. Jordan
                                                ---------------------
                                                Anne C. Jordan
                                                Vice President and Chief
                                                Financial Officer


Date: May 12, 2000                              /s/ Paul R. Nick
                                                -----------------
                                                Paul R. Nick
                                                Controller and Chief Accounting
                                                Officer