Form 10-Q
period 2000-06-30
KEYSPAN GAS EAST CORP
filed 2000-08-11
CIK 1103100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------
                                                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                         Commission file number 1-14161
                                               --------

                          KEYSPAN GAS EAST CORPORATION
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                     11-3434848
----------------------------------                   ---------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              175 East Old Country Road, Hicksville, New York 11801
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (631) 755-6650
                                ----------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                             Outstanding
---------------------------            ----------------------------------------
      $.01 par value                   All Common stock, 100 shares, are held by
                                                KeySpan Corporation

The  registrant  meets  the  conditions  set  forth  in  Generation  Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          KEYSPAN GAS EAST CORPORATION

                                      INDEX
                                      -----

                     Part I.   FINANCIAL INFORMATION                    Page No.
                                                                        --------

Item 1. Financial Statements

        Statement of Income -
        Three and Six Months Ended June 30, 2000 and 1999                    3

        Balance Sheet -
        June 30, 2000 and December 31, 1999                                  4

        Statement of Cash Flows -
        Three and Six Months Ended June 30, 2000 and 1999                    6

        Notes to Financial Statements                                        7

Item 2. Management's Discussion and Analysis Of Financial
        Condition and Results of Operations                                 11



                           Part II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   15


Signatures                                                                  16

                                                          STATEMENT OF INCOME
                                                             (Unaudited)
                                                       (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS     Three Months        SIX MONTHS          Six Months
                                          ENDED            Ended              ENDED               Ended
                                      JUNE 30, 2000    June 30, 1999      JUNE 30, 2000       June 30, 1999
---------------------------------------------------------------------------------------------------------------
REVENUES                         $      118,582     $     99,972     $      417,241        $       368,274
                                 --------------     ------------     --------------        ---------------
OPERATING EXPENSES
Purchased gas                            54,946           40,090            198,947                167,588
Operations and maintenance               31,791           24,648             73,434                 53,122
Depreciation, depletion and
     amortization                        11,337            7,071             20,176                 14,239
Operating taxes                          19,866           18,319             47,157                 44,492
                                 --------------     ------------     --------------        ---------------
Total Operating Expenses                117,940           90,128            339,714                279,441
                                 --------------     ------------     --------------        ---------------

OPERATING INCOME                            642            9,844             77,527                 88,833
OTHER INCOME                                179               (8)             2,233                    497
                                 --------------     ------------     --------------        ---------------
INCOME BEFORE INTEREST
   CHARGES  AND INCOME TAXES                821            9,836             79,760                 89,330
INTEREST CHARGES                         12,527           13,189             24,727                 26,658
INCOME TAXES                             (4,327)          (1,169)            18,778                 21,926
                                 --------------     ------------     --------------        ---------------
NET INCOME (LOSS)                $       (7,379)    $     (2,184)    $       36,255        $        40,746
                                 ==============     ============     ==============        ===============










               See accompanying Notes to the Financial Statements.

                                                             BALANCE SHEET
                                                       (IN THOUSANDS OF DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                             JUNE 30, 2000            December 31, 1999
----------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                (Audited)
ASSETS

CURRENT ASSETS
   Customer accounts receivable                        $       117,189     $              122,889
   Accounts receivable, intercompany                            45,924                     43,405
   Other accounts receivable                                   118,929                    117,738
   Allowance for uncollectible accounts                        (10,478)                    (5,310)
   Gas in storage, at average cost                              48,665                     72,741
   Materials and supplies, at average cost                       5,915                      5,507
   Other                                                           614                      1,445
                                                            ----------                 ----------
                                                               326,758                    358,415
                                                            ----------                 ----------


PROPERTY
   Gas                                                       1,439,001                  1,393,533
   Accumulated depreciation                                   (260,008)                  (245,956)
                                                            ----------                -----------
                                                             1,178,993                  1,147,577
                                                            ----------                -----------
DEFERRED CHARGES
   Regulatory assets                                           190,239                    179,742
   Deferred income tax                                          31,752                     52,065
   Other                                                         1,143                        373
                                                            ----------                -----------
                                                               223,134                    232,180
                                                            ----------                -----------
TOTAL ASSETS                                           $     1,728,885     $            1,738,172
                                                            ==========                ===========












               See accompanying Notes to the Financial Statements.

                                                             BALANCE SHEET
                                                       (IN THOUSANDS OF DOLLARS)

-----------------------------------------------------------------------------------------------------------------
                                                                JUNE 30, 2000          December 31, 1999
-----------------------------------------------------  ----- ---------------------------------------------------
                                                                  (Unaudited)              (Audited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
   Current maturities of long-term debt                $                    -  $              397,000
   Accounts payable and accrued expenses                              136,809                 142,481
   Taxes accrued                                                        9,350                   5,005
   Customer deposits                                                    4,031                   3,845
                                                             ----------------        ----------------
                                                                      150,190                 548,331
                                                             ----------------        ----------------

INTERCOMPANY ACCOUNTS PAYABLE, LONG-TERM                              203,691                 258,079
                                                             ----------------        ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                              26,510                  20,888
   Operating reserves and other                                        83,262                  81,896
                                                             ----------------        ----------------
                                                                      109,772                 102,784
                                                             ----------------        ----------------

CAPITALIZATION
   Premium on capital stock                                           657,862                 657,862
   Retained earnings                                                   31,466                  (4,788)
                                                              ---------------        ----------------
    Total common shareholders' equity                                 689,328                 653,074
   Long-term debt                                                     575,904                 175,904
                                                              ---------------        ----------------
TOTAL CAPITALIZATION                                                1,265,232                 828,978
                                                             ----------------        ----------------

TOTAL LIABILITIES AND CAPITALIZATION                   $            1,728,885  $            1,738,172
                                                             ================        ================












               See accompanying Notes to the Financial Statements.

                                                        STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                       (IN THOUSANDS OF DOLLARS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS           Three Months        SIX MONTHS        Six Months
                                                                ENDED                  Ended               ENDED             Ended
                                                            JUNE 30, 2000          June 30, 1999       JUNE 30, 2000   June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income (Loss)                                        $       (7,379)   $           (2,184)    $        36,255     $      40,746
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
    Depreciation and amortization                                11,337                 7,071              20,176            14,239
    Deferred income tax                                          13,598                21,600              18,950            44,695
CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                          48,890                86,218               7,158            11,753
    Materials and supplies and
         gas in storage                                         (33,972)              (29,515)             23,668            28,018
    Accounts payable and accrued expenses                        15,382               (31,626)             (1,327)          (20,725)
    Other                                                        (6,085)                9,964              (6,539)              236
                                                         --------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        41,771                61,528              98,341           118,962
                                                         --------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                            (25,058)              (20,984)            (46,953)          (37,780)
                                                         --------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                         (25,058)              (20,984)            (46,953)          (37,780)
                                                         --------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of long-term debt                                            -                     -             400,000                 -
Repayment of long-term debt                                           -                     -            (397,000)                -
Intercompany accounts payable
     - long-term debt                                           (16,713)              (40,544)            (54,388)          (81,182)
                                                         --------------------------------------------------------------------------
Net Cash (Used in) Financing Activities                         (16,713)              (40,544)            (51,388)          (81,182)
                                                         --------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                             -                     -                   -                 -
                                                         ==========================================================================
Cash and cash equivalents at
    beginning of period                                      $        -      $              -        $          -      $          -
Net Increase in cash and cash equivalents                             -                     -                   -                 -
                                                         --------------------------------------------------------------------------
Cash and Cash Equivalents at                                 $        -      $              -        $          -      $          -
     End of Period  (See Note 5)
                                                         ==========================================================================




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

1.    BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and cash flows for the three and six months ended June 30, 2000 and June 30, 1999. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

2.    REVENUES

    The gas distribution business is influenced by seasonal weather conditions. Annual gas revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations for gas distribution operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Historically, results for the quarters ended June 30 are marginally profitable or unprofitable, and losses are generally incurred in the quarters ended September 30.

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

    The Company presently estimates the cost of its MGP-related environmental cleanup activities will be approximately $76 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. The currently-known conditions of the former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves. The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs.

    Eleven sites identified are currently the subject of Administrative Consent Orders ("ACO") with the DEC and one identified site is subject to the negotiation of an agreement under the DEC's Voluntary Clean-up Program. The Company's remaining MGP sites may not become subject to ACOs in the future; accordingly no liability has been accrued for these sites.

    The current rate plan in effect provides for recovery of environmental costs. At June 30, 2000, the Company has reflected a regulatory asset of approximately $79 million. Expenditures incurred to date by the Company with respect to MGP-related activities total $5.7 million.

4.    ISSUANCE OF LONG-TERM DEBT

    The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in December 1999 for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from the issuance were used to repay the Parent for its costs in extinguishing $397 million of promissory notes due LIPA that matured in June 1999. The Medium Term Notes are fully and unconditionally guaranteed by the Parent. At June 30, 2000, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

5.    RELATED PARTY TRANSACTIONS

    The Company engages in various transactions with affiliates of the Parent. In addition, all cash collected from the Company's gas customers is collected and held by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. The Company is also obligated to reimburse the Parent for the Company's allocated share of principal and interest on the promissory notes due to the Long Island Power Authority ("LIPA"). Accordingly, accrued interest related to these notes is recorded as an intercompany payable. At June 30, 2000 and December 31, 1999, the Company had current intercompany accounts receivable balances of $45.9 million and $43.4 million respectively, from the Parent's corporate and administrative subsidiary. These balances approximate twelve months of interest payments on the Company's long-term debt outstanding at June 30, 2000 and December 31, 1999.

    The balance of intercompany accounts payable amounted to $203.7 million and $258.1 million at June 30, 2000 and December 31, 1999, respectively. These balances reflect, primarily, the Company's allocated pension and other postretirement liability due to the Parent, as well as natural gas purchases and taxes payable.

    The Company incurs expenses related to services it provides to affiliates of the Parent. These expenses are offset by intercompany billings to the various affiliates of the Parent for which the Company provides such services. Billings to various affiliates of the Parent amounted to $0.6 million and $1.0 million for the three and six months ended June 30, 2000, respectively and $0.7 million and $1.5 million for the three and six months ended June 30, 1999, respectively. These billings reduced operating expenses in the accompanying Income Statement.

6.    ACQUISITION OF EASTERN ENTERPRISES

    On November 4, 1999, the Parent and Eastern Enterprises ("Eastern") announced that the companies had signed a definitive merger agreement under which the Parent will acquire all of the common stock of Eastern for $64.00 per share in cash, subject to adjustment. The Agreement and Plan of Merger is included as an exhibit to the Parent's Form 8-K filed on November 5, 1999. The transaction has a total value of approximately $2.5 billion and will be accounted for utilizing purchase accounting.

    In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth shares at a price per share of $61.13, subject to adjustment. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction. The EnergyNorth transaction has a total value of approximately $250 million. Proforma financial statements for the Eastern and EnergyNorth transactions are included as an exhibit to the Parent's June 30, 2000 Form 10-Q.

    Following the closing of these transactions, the Parent will become subject to the regulation of the SEC as a registered holding company under the
    Public Utility Holding Company Act of 1935, as amended. As such, the corporate and financial activities of the Parent and its subsidiaries, including such entities' ability to pay dividends, will be subject to SEC regulation. The merger is conditioned upon the approval of the SEC. Shareholders of both Eastern and EnergyNorth, as well as the New Hampshire Public Utility Commission (with respect to Eastern's acquisition of EnergyNorth) have approved the transactions. The Parent anticipates that the transaction will be consummated in the fourth quarter of 2000, but is unable to determine when or if the required SEC approval will be obtained.

     Eastern owns and operates Boston Gas Company, Colonial Gas Company, Essex Gas Company, Midland Enterprises Inc., Transgas Inc., and ServicEdge Partners, Inc.

7.    NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for a number of transactions. The most significant amendment to SFAS 133 as it relates to the Company is that the normal purchases and normal sales exception found in SFAS 133 may now be applied to contracts that implicitly or explicitly permit net settlement, and contracts that have a market mechanism to facilitate net settlement. Therefore, under SFAS 138, the Company's gas procurement contracts are not considered derivative financial instruments. As of June 30, 2000, the Company did not have any derivative financial instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES AND GAS SALES QUANTITIES

The table below highlights net revenues and sales quantity statistics for the Company for the periods indicated.

                                                                                                       (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months           Three Months             Six Months             Six Months
                                                      Ended                  Ended                   Ended                   Ended
                                                  June 30, 2000          June 30, 1999           June 30, 2000         June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $    118,582 $               99,972  $              417,241  $             368,274
Purchased gas                                       54,946                 40,090                 198,947                167,588
Revenue taxes                                        5,283                  5,439                  17,073                 18,339
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                        58,353                 54,443                 201,221                182,347
--------------------------------------------------------------------------------------------------------------------------------
Firm gas sales (MDTH)                                9,519                  8,261                  36,398                 33,502
Firm transportation (MDTH)                           1,009                    831                   3,269                  3,003
Transportation -
    Electric Generation (MDTH)                      17,845                 20,923                  30,631                 29,411
Other sales (MDTH)                                   3,273                  4,130                  13,916                 12,855
Warmer than normal                                    8.7%                  14.2%                    5.9%                   9.1%
--------------------------------------------------------------------------------------------------------------------------------

                  An MDTH is 10,000 therms (British  Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.


Net gas revenues increased during the second quarter of 2000, compared to the second quarter of last year, by $3.9 million or 7.2%. For the six months ended June 30, 2000, net gas revenues increased by $18.9 million or 10.4% compared to the corresponding period of last year. The increase in net gas revenues for both periods was due to continued gas sales growth. Long Island has a low natural gas saturation rate and significant gas-sales growth opportunities are believed to be available. The Company estimates that less than 30% of the residential and the multi-family markets, and 70% of the commercial market currently use natural gas for space heating. The Company will continue to seek growth through the expansion of its distribution system as well as through the conversion of residential homes from oil-to-gas for space heating purposes, and the pursuit of opportunities to grow multi- family, industrial and commercial markets.

The increase in gas costs for the three and six months ended June 30, 2000 compared to the corresponding periods last year was due to the increase in gas sales growth and generally higher gas prices. Variations in gas costs have little impact on operating results as the Company's current gas rate structure includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

Firm gas sales and transportation quantities increased during the three and six months ended June 30, 2000, respectively over the corresponding periods in 1999, due to an increase in firm sales resulting from gas-sales growth and an increase in firm gas transportation quantities as the Company continues its natural gas deregulation initiatives. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

Transportation   quantities   related  to  electric   generation   reflects  the
transportation of gas to the Parent's electric generating facilities located on Long Island. Net revenues from these services are minimal.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of the Company's service territory) and related transportation. A subsidiary of the Parent, which is responsible for gas procurement and off-system sales, has an agreement with Coral Energy Resources, L.P., a subsidiary of Shell Oil Company ("Coral") in which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of the Company. A sharing exists between gas ratepayers and the Company for off-system gas transactions; the remaining profits on such transactions are then shared with Coral. The Company also shares in revenues arising from certain transactions initiated by Coral.

OPERATING EXPENSES

Operations and maintenance expense increased by $7.1 million, or 29%, in the second quarter of 2000 compared to the corresponding quarter last year, and by $20.3 million, or 38% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Operations and maintenance expense in both periods reflects, generally, higher labor costs and associated employee benefit expenses, additional provisions for uncollectible accounts and higher marketing costs and incentives related to the Company's gas expansion initiatives. The increase in depreciation and amortization expense generally reflects continued property additions and the amortization of certain regulatory items previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

OTHER EXPENSES

Income tax expense reflects the lower level of pre-tax income for the quarter and six months ended June 30, 2000, compared to the corresponding periods last year.

LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY

The Company does not maintain a cash balance. All cash generated from billings to customers for gas service is maintained by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. (See Note 5 to the Financial Statements, "Related Party Transactions".) The Company records as an intercompany accounts receivable or intercompany accounts payable to the Parent's corporate and administrative subsidiary the difference between the cash received from customers compared to third party payments. At June 30, 2000, the Company had an intercompany accounts payable of $203.7 million due to the Parent's corporate and administrative subsidiary. In addition, at June 30, 2000 the Company had a current intercompany accounts receivable balance of $45.9 million from the Parent's corporate and administrative subsidiary, approximating twelve months of interest payments on the Company's long-term debt outstanding at June 30, 2000.

The Company estimates that cash provided from operating activities will be sufficient for the Company to satisfy its obligations for the foreseeable future. To the extent the Company requires additional funding, on a short-term basis, the Company has the ability to borrow such funds from the Parent or a Parent subsidiary.

CAPITAL EXPENDITURES

Capital expenditures were $25.1 million and $47.0 million for the quarter and six months ended June 30, 2000, respectively. The Company's capital expenditures for the quarter and six months ended June 30, 1999 were $21.0 million and $37.8 million, respectively. Capital expenditures were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. The amount of capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

FINANCING

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to repay the Parent for its costs in extinguishing $397 million of promissory notes due LIPA that matured in June 1999. The notes issued are fully and unconditionally guaranteed by the Parent. At June 30, 2000, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

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

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities will be approximately $76 million and has recorded a related liability for such amount. Further, as of June 30, 2000, the Company has expended a total of $5.7 million. (See Note 3 to the Financial Statements "Environmental Matters".)

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

PART II OTHER INFORMATION
-------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(27)*  Financial  Data  Schedule on Schedule U-T for the quarter  ended June 30,
2000.





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



                                                 KEYSPAN GAS EAST CORPORATION
                                                 ----------------------------
                                                        (Registrant)



Date: August 10, 2000                            /s/ Anne C. Jordan
                                             ---------------------------------
                                                     Anne C. Jordan
                                                  Vice President and Chief
                                                  Financial Officer

Date: August 10, 2000                            /s/ Paul R. Nick
                                             ---------------------------------
                                                     Paul R. Nick
                                                 Controller and Chief Accounting
                                                 Officer