Form 10-Q
period 2000-09-30
KEYSPAN GAS EAST CORP
filed 2000-11-14
CIK 1103100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2000
                               -----------------------------------------------

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                         Commission file number 1-14161
                                                --------

                          KEYSPAN GAS EAST CORPORATION
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

        New York                                       11-3434848
----------------------------------          ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                                   Outstanding
-------------------------------        -----------------------------------------
     $.01 par value                    All Common stock, 100 shares, are held by
                                                  KeySpan Corporation
The  registrant  meets  the  conditions  set  forth  in  Generation  Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          KEYSPAN GAS EAST CORPORATION

                                      INDEX

                 Part I.   FINANCIAL INFORMATION                        Page No.
                                                                        --------

Item 1. Financial Statements

        Statement of Income -
        Three and Nine Months Ended September 30, 2000 and 1999             3

        Balance Sheet -
        September 30, 2000 and December 31, 1999                            4

        Statement of Cash Flows -
        Nine Months Ended September 30, 2000 and 1999                       6

        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                               10



                     Part II.   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    14


Signatures                                                                   15

                                                          STATEMENT OF INCOME
                                                             (Unaudited)
                                                       (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                            Three Months            Three Months               Nine Months               Nine Months
                                                Ended                   Ended                     Ended                     Ended
                                            September 30,          September 30,             September 30,             September 30,
                                                2000                    1999                      2000                      1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                               $       95,229     $              72,956     $             512,470     $             441,228
                                       --------------     ---------------------     ---------------------     ---------------------
OPERATING EXPENSES
Purchased gas                                  43,517                    28,102                   242,464                   195,690
Operations and maintenance                     28,785                    33,340                   102,219                    86,457
Depreciation, depletion and
     amortization                              10,374                     7,155                    30,550                    21,394
Operating taxes                                19,400                    16,953                    66,557                    61,446
                                       --------------     ---------------------     ---------------------     ---------------------
Total Operating Expenses                      102,076                    85,550                   441,790                   364,987
                                       --------------     ---------------------     ---------------------     ---------------------

OPERATING INCOME                               (6,847)                  (12,594)                   70,680                    76,241
OTHER INCOME                                       12                       449                     2,245                       945
                                       --------------     ---------------------     ---------------------     ---------------------
INCOME BEFORE INTEREST
   CHARGES  AND INCOME TAXES                   (6,835)                  (12,145)                   72,925                    77,186
INTEREST CHARGES                               13,501                    11,603                    38,228                    38,264
INCOME TAXES                                   (7,341)                   (8,585)                   11,437                    13,344
                                       --------------     ---------------------     ---------------------     ---------------------
NET INCOME (LOSS)                      $      (12,995)    $             (15,163)    $              23,260     $              25,578
                                       ==============     =====================     =====================     =====================










               See accompanying Notes to the Financial Statements.

                                                             BALANCE SHEET
                                                       (IN THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30, 2000           December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                       (Audited)
ASSETS

CURRENT ASSETS
   Customer accounts receivable                                $                 79,271     $                122,889
   Accounts receivable, intercompany                                             45,924                       43,405
   Other accounts receivable                                                     62,088                      117,738
   Allowance for uncollectible accounts                                          (7,814)                      (5,310)
   Gas in storage, at average cost                                              107,125                       72,741
   Materials and supplies, at average cost                                        7,031                        5,507
   Other                                                                            516                        1,445
                                                                     ------------------           ------------------
                                                                                294,141                      358,415
                                                                     ------------------           ------------------


PROPERTY
   Gas                                                                        1,468,351                    1,393,533
   Accumulated depreciation                                                    (266,602)                    (245,956)
                                                                     ------------------           ------------------
                                                                              1,201,749                    1,147,577
                                                                     ------------------           ------------------
DEFERRED CHARGES
   Regulatory assets                                                            190,913                      179,742
   Deferred income tax                                                           27,694                       52,065
   Other                                                                          1,684                          373
                                                                     ------------------           ------------------
                                                                                220,291                      232,180
                                                                     ------------------           ------------------
TOTAL ASSETS                                                   $              1,716,181     $              1,738,172
                                                                     ==================           ==================












               See accompanying Notes to the Financial Statements.

                                                             BALANCE SHEET
                                                       (IN THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30, 2000              December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)                        (Audited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
   Current maturities of long-term debt                            $                           -  $                     397,000
   Accounts payable and accrued expenses                                                 123,416                        142,481
   Taxes accrued                                                                          (1,019)                         5,005
   Customer deposits                                                                       3,986                          3,845
                                                                        ------------------------       ------------------------
                                                                                         126,383                        548,331
                                                                        ------------------------       ------------------------

INTERCOMPANY ACCOUNTS PAYABLE, LONG-TERM                                                 227,794                        258,079
                                                                        ------------------------       ------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                                                 27,269                         20,888
   Operating reserves and other                                                           82,498                         81,896
                                                                        ------------------------       ------------------------
                                                                                         109,767                        102,784
                                                                        ------------------------       ------------------------

CAPITALIZATION
   Premium on capital stock                                                              657,862                        657,862
   Retained earnings                                                                      18,471                         (4,788)
                                                                        ------------------------       ------------------------
    Total common shareholders' equity                                                    676,333                        653,074
   Long-term debt                                                                        575,904                        175,904
                                                                        ------------------------       ------------------------
TOTAL CAPITALIZATION                                                                   1,252,237                        828,978
                                                                        ------------------------       ------------------------

TOTAL LIABILITIES AND CAPITALIZATION                               $                   1,716,181  $                   1,738,172
                                                                        ========================       ========================










               See accompanying Notes to the Financial Statements.

                                                        STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                       (IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS ENDED                    Nine Months Ended
                                                                SEPTEMBER 30, 2000                    September 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                  $              23,260        $                     25,578
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
    Depreciation and amortization                                          30,550                              21,394
    Deferred income tax                                                    23,639                              49,670
CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                                    99,253                              54,706
    Materials and supplies and
         gas in storage                                                   (35,908)                            (12,292)
    Accounts payable and accrued expenses                                 (25,134)                              9,130
    Other                                                                 (12,202)                            (22,901)
                                                                ------------------------------------------------------
Net Cash Provided by Operating Activities                                 103,458                             125,285
                                                                ------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                      (76,173)                            (61,344)
                                                                ------------------------------------------------------
Net Cash (Used in) Investing Activities                                   (76,173)                            (61,344)
                                                                ------------------------------------------------------

FINANCING ACTIVITIES
Issuance of long-term debt                                                400,000                                   -
Repayment of long-term debt                                              (397,000)                                  -
Intercompany accounts payable
     - long-term debt                                                     (30,285)                            (63,941)
                                                                ------------------------------------------------------
Net Cash (Used in) Financing Activities                                   (27,285)                            (63,941)
                                                                ------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                       -                                   -
                                                                ======================================================
Cash and cash equivalents at
    beginning of period                                          $              -                    $              -
Net Increase in cash and cash equivalents                                       -                                   -
                                                                ------------------------------------------------------
Cash and Cash Equivalents at                                     $              -                    $              -
     End of Period  (See Note 5)
                                                                ======================================================




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

1.    BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and
    September  30,  1999,  as well as cash  flows  for  the  nine  months  ended
    September 30, 2000 and September 30, 1999 . The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

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

    The current rate plan in effect provides for recovery of environmental costs. At September 30, 2000, the Company has reflected a regulatory asset of approximately $79 million. Expenditures incurred to date by the Company with respect to MGP-related activities total $5.8 million.

4.    ISSUANCE OF LONG-TERM DEBT

    The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in December 1999 for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from the issuance were used to repay the Parent for its costs in extinguishing $397 million of promissory notes due the Long Island Power Authority ("LIPA") that matured in June 1999. The Medium Term Notes are fully and unconditionally guaranteed by the Parent. Currently, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

5.    RELATED PARTY TRANSACTIONS

    The Company engages in various transactions with affiliates of the Parent. In addition, all cash collected from the Company's gas customers is collected and held by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. The Company is also obligated to reimburse the Parent for the Company's allocated share of principal and interest on the promissory notes due to LIPA. Accordingly, accrued interest related to these notes is recorded as an intercompany payable. At September 30, 2000 and December 31, 1999, the Company had current intercompany accounts receivable balances of $45.9 million and $43.4 million respectively, from the Parent's corporate and administrative subsidiary. These balances approximate twelve months of interest payments on the Company's long-term debt outstanding at September 30, 2000 and December 31, 1999.

    The balance of intercompany accounts payable amounted to $227.8 million and $258.1 million at September 30, 2000 and December 31, 1999, respectively. These balances reflect, primarily, the Company's allocated pension and other postretirement liability due to the Parent, as well as natural gas purchases and taxes payable.

    The Company incurs expenses related to services it provides to affiliates of the Parent. These expenses are offset by intercompany billings to the various affiliates of the Parent for which the Company provides such services. Billings to various affiliates of the Parent amounted to $0.4 million and $1.5 million for the three and nine months ended September 30, 2000, respectively and $1.3 million and $2.8 million for the three and nine months ended September 30, 1999, respectively. These billings reduced operating expenses in the accompanying Statement of Income.

6.    ACQUISITION OF EASTERN ENTERPRISES

    On November 8, 2000, the Parent acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust and the parent of several gas utilities operating in Massachusetts. Also on November 8, 2000, Eastern acquired EnergyNorth, Inc., the parent of a gas utility operating in central New Hampshire. The acquisitions are valued at approximately $2.5 billion - $1.96 billion in equity and the assumption of $550 million in debt. The Parent will ultimately finance the acquisitions by issuing $1.65 billion in long-term debt and the balance with commercial paper. The Agreement and Plan of Merger is included as an exhibit to the Parent's Form 10-K filed on December 31, 1999.

    Following the closing of these transactions, the Parent became a registered holding company under the Public Utility Holding Company Act of 1935, as amended. As such, the corporate and financial activities of the Parent and its subsidiaries, including such entities' ability to pay dividends, are subject to regulation by the Securities and Exchange Commission ("SEC").


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

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for a number of transactions. The most significant amendment to SFAS 133 as it relates to the Company is that the normal purchases and normal sales exception found in SFAS 133 may now be applied to contracts that implicitly or explicitly permit net settlement, and contracts that have a market mechanism to facilitate net settlement. Therefore, under SFAS 138, the Company's gas procurement contracts are not considered derivative instruments. As of September 30, 2000, the Company did not have any derivative instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES AND GAS SALES QUANTITIES

The table below  highlights net revenues and sales  quantity  statistics for the
Company for the periods indicated.
                                                                                                       (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months           Three Months            Nine Months            Nine Months
                                                      Ended                  Ended                   Ended                  Ended
                                                  September 30,          September 30,           September 30,         September 30,
                                                       2000                   1999                    2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $       95,229 $               72,956  $              512,470  $             441,228
Purchased gas                                         43,517                 28,102                 242,464                195,690
Revenue taxes                                          4,036                  3,335                  21,109                 21,674
----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                          47,676                 41,519                 248,897                223,864
----------------------------------------------------------------------------------------------------------------------------------
Firm gas sales (MDTH)                                  5,740                  5,008                  42,138                 38,510
Firm transportation (MDTH)                               754                    720                   4,023                  3,723
Transportation -
    Electric Generation (MDTH)                        14,711                 32,352                  45,342                 61,763
Other sales (MDTH)                                     2,353                  5,334                  16,269                 18,189
Warmer than normal                                    N/A                     N/A                    5.9%                   9.7%
------------------------------------------------------------------------------------------------------------------------------------

          An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.


Net gas revenues increased during the third quarter of 2000, compared to the third quarter of last year, by $6.2 million or 14.8%. For the nine months ended September 30, 2000, net gas revenues increased by $25.0 million or 11.1% compared to the corresponding period of last year. The increase in net gas revenues for both periods was due to continued gas sales growth. Long Island has a low natural gas saturation rate and significant gas-sales growth opportunities are believed to be available. The Company estimates that less than 30% of the residential and the multi-family markets, and 70% of the commercial market currently use natural gas for space heating. The Company will continue to seek growth through the expansion of its distribution system as well as through the conversion of residential homes from oil-to-gas for space heating purposes, and the pursuit of opportunities to grow multi- family, industrial and commercial markets.

The increase in gas costs for the three and nine months ended September 30, 2000 compared to the corresponding periods last year was due to the increase in gas sales growth and generally higher gas prices. Variations in gas costs have little impact on operating results as the Company's current gas rate structure includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

Firm gas sales and transportation quantities increased during the three and nine months ended September 30, 2000, respectively over the corresponding periods in 1999, due to an increase in firm sales resulting from gas-sales growth and an increase in firm gas transportation quantities as the Company continues its natural gas deregulation initiatives. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

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

OPERATING EXPENSES

Operations and maintenance expense decreased by $4.6 million, or 13.7%, in the third quarter of 2000 compared to the corresponding quarter last year. However, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, operations and maintenance expense has increased by $15.8 million, or 18.2% reflecting, generally, higher labor costs and associated employee benefit expenses, additional provisions for uncollectible accounts and higher marketing costs and incentives related to the Company's gas expansion initiatives. The increase in depreciation and amortization expense generally reflects the effects of continued property additions and the amortization of certain regulatory items previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

OTHER EXPENSES

The increase in interest expense for the quarter ended September 30, 2000 compared to the corresponding period last year is due to the issuance of $400 million of medium term notes in February 2000. Income tax expense reflects the level of pre-tax income for the quarter and nine months ended September 30, 2000, compared to the corresponding periods last year.


LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY

The Company does not maintain a cash balance. All cash generated from billings to customers for gas service is maintained by the Parent's corporate and administrative subsidiary. Further, all payments to third parties for Company payables, including labor, are made by the Parent's corporate and administrative subsidiary on behalf of the Company. (See Note 5 to the Financial Statements, "Related Party Transactions".) The Company records as an intercompany accounts receivable or intercompany accounts payable to the Parent's corporate and administrative subsidiary the difference between the cash received from customers compared to third party payments. At September 30, 2000, the Company had an intercompany accounts payable of $227.8 million due to the Parent's corporate and administrative subsidiary. In addition, at September 30, 2000 the Company had a current intercompany accounts receivable balance of $45.9 million from the Parent's corporate and administrative subsidiary, approximating twelve months of interest payments on the Company's long- term debt outstanding at September 30, 2000.

The Company estimates that cash provided from operating activities will be sufficient for the Company to satisfy its obligations for the foreseeable future. To the extent the Company requires additional funding, on a short-term basis, the Company has the ability to borrow such funds from the Parent or a Parent subsidiary.

CAPITAL EXPENDITURES

Capital expenditures were $76.2 million for the nine months ended September 30, 2000, and $61.3 million for the nine months ended September 30, 1999. Capital expenditures were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. The amount of capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

FINANCING

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, the Company issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to repay the Parent for its costs in extinguishing $397 million of promissory notes due LIPA that matured in June 1999. The notes issued are fully and unconditionally guaranteed by the Parent. Currently, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the Public Service Commission of the State of New York ("NYPSC") approved a Stipulation and Agreement ("Stipulation") among KeySpan Energy Delivery New York, Long Island Lighting Company, the Staff of the NYPSC and six other parties that established gas rates for the Company. On November 30, 2000, the Company's rate agreement with the NYPSC expires. Under the terms of the agreement, current gas distribution rates will remain in effect for 2001 unless either the Company or the NYPSC initiate a rate proceeding. The Company does not intend to initiate such a proceeding and at this time the Company has no reason to believe that the NYPSC will initiate a proceeding. Therefore, the Company expects current gas distribution rates to remain in effect through 2001. (For more information on these agreements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities will be approximately $76 million and has recorded a related liability for such amount. Further, as of September 30, 2000, the Company has expended a total of $5.8 million. (See Note 3 to the Financial Statements "Environmental Matters".)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to the Company's future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic trends; available sources and cost of gas; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the Securities and Exchange Commission. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.


PART II OTHER INFORMATION
-------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(27)* Financial Data Schedule on Schedule U-T for the quarter ended September 30, 2000.





-------------------------
*Filed Herewith

                          KEYSPAN GAS EAST CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                              KEYSPAN GAS EAST CORPORATION
                                                      (Registrant)



Date: November 14, 2000                         /s/ Anne C. Jordan
                                              ----------------------------------
                                                    Anne C. Jordan
                                              Vice President and Chief Financial
                                              Officer

Date: November 14, 2000                        /s/ Paul R. Nick
                                              ----------------------------------
                                                   Paul R. Nick
                                              Controller and Chief Accounting
                                              Officer